Form 10-Q
period 1996-03-31
JALATE LTD INC
filed 1996-05-10
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended March 31, 1996

                                       Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
         For the transition period from _____________ to _____________

                         Commission File Number 1-12868

                                  JALATE, LTD.
             (Exact name of registrant as specified in its charter)

              California                                    95-4121885
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

            1675 South Alameda Street, Los Angeles, California 90021
               (Address of principal executive offices) (Zip code)

                                 (213) 765-5000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

            Common Stock                    American Stock Exchange
       (Title of each class)       (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X         No

The number of shares outstanding of the registrant's Common Stock, no par value, at May 6, 1996 was 3,403,000 shares.

This Form 10-Q contains 12 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                  JALATE, LTD.
                            Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                                  December 31,        March 31,
                                                                                      1995               1996
                                                                                 --------------      -----------
                                                      ASSETS

Current assets:

    Cash ...............................................................           $    92            $     77

    Due from factor ....................................................             1,127               4,509

    Trade accounts receivable, less allowance for doubtful
       receivables of $669 in 1995 and $950 in 1996 ....................               989                 769

    Inventories (Note 4) ...............................................             4,432               4,109

    Refundable income taxes.............................................             1,567               1,017

    Prepaid expenses and other current assets ..........................               313                 572

    Due from officers...................................................               106                   3
                                                                                   -------            --------
                  Total current assets .................................             8,626              11,056

Property and equipment, at cost, net ...................................               868                 969

Investment in joint venture.............................................               273                 358

Other assets, at cost ..................................................                88                  87
                                                                                   -------            --------
                                                                                   $ 9,855            $ 12,470
                                                                                   =======            ========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Note payable to bank ...............................................           $    90            $  1,356

    Trade accounts payable..............................................             3,188               3,935

    Accrued expenses ...................................................               568                 827

    Due to customers ...................................................               672                 798
                                                                                   -------            --------
                  Total current liabilities ............................             4,518               6,916

Shareholders' equity:

    Preferred stock, no par value.  Authorized 3,000,000 shares;
      none issued and outstanding.......................................                --                  --

    Common stock, no par value.  Authorized 20,000,000
      shares; issued and outstanding 3,390,500 and 3,403,000 shares in
      1995 and 1996, respectively.......................................             5,177               5,177

    Additional paid-in capital..........................................               134                 134

    Retained earnings ..................................................                26                 243
                                                                                   -------            --------
                  Total shareholders' equity............................             5,337               5,554
                                                                                   -------            --------
                                                                                   $ 9,855            $ 12,470
                                                                                   =======            ========

            See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                   1995             1996
                                                                                 --------         --------
Net sales...................................................                     $ 18,761         $ 14,748

Cost of goods sold..........................................                       13,340           10,840
                                                                                 --------         --------
    Gross profit............................................                        5,421            3,908

Operating expenses..........................................                        4,150            3,617
                                                                                 --------         --------
    Earnings from operations................................                        1,271              291
                                                                                 --------         --------
Other (income) expense:

    Factoring interest......................................                          155              138

    Other interest..........................................                           (2)              21

    Equity in earnings of joint venture.....................                           --              (85)
                                                                                 --------         --------
             Total other expense............................                          153               74
                                                                                 --------         --------
    Earnings before income taxes............................                        1,118              217

Income tax expense (Note 2).................................                          434               --
                                                                                 --------         --------
Net earnings................................................                     $    684         $    217
                                                                                 ========         ========
Net earnings per common and common equivalent
     shares ................................................                     $   0.20         $   0.06
                                                                                 ========         ========
Weighted average common and common equivalent
     shares outstanding (Note 3)............................                        3,457            3,399
                                                                                 ========         ========


            See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        -------------------------
                                                                          1995             1996
                                                                        --------         --------
Cash flow from operating activities
        Net earnings ..........................................         $    684         $    217
                                                                        --------         --------
        Adjustments to reconcile net earnings to net cash
           provided by (used in) operating activities
             Depreciation and amortization ....................               60               82
             Increase (decrease) in allowance for doubtful                  (204)             281
                receivables....................................
             Undistributed earnings of joint venture...........               --              (85)
             Changes in assets and liabilities
                 (Increase) decrease in:
                 Due from factor ..............................              597           (3,382)
                 Trade accounts receivable ....................              (38)             (61)
                 Inventories...................................           (2,017)             323
                 Refundable income taxes.......................               --              550
                 Prepaid expenses and other current
                      assets...................................             (211)            (259)
                 Due from officers.............................               --              103
                 Other assets .................................             (175)               1
                 Increase (decrease) in:
                 Trade accounts payable .......................            1,077              747
                 Accrued expenses .............................              (69)             259
                 Due to customers .............................              263              126
                 Income taxes payable .........................              430               --
                                                                        --------         --------
                      Total adjustments .......................             (287)          (1,315)
                                                                        --------         --------
                      Net cash provided by (used in)
                         operating activities .................              397           (1,098)
                                                                        --------         --------
Cash flows from investing activities
         Capital expenditures..................................              (29)            (183)
         Investment in joint venture...........................             (100)              --
                                                                        --------         --------
              Net cash used in investing activities............             (129)            (183)
                                                                        --------         --------
Cash flows from financing activities
         Proceeds from note payable to bank                                   --            1,266
                                                                        --------         --------
              Net cash provided by financing activities .......               --            1,266
                                                                        --------         --------
              Net increase (decrease) in cash .................              268              (15)
Cash at beginning of period ...................................              182               92
                                                                        --------         --------
Cash at end of period .........................................         $    450         $     77
                                                                        ========         ========
Supplemental disclosures of cash flow information
         Cash paid during the period for
              Interest ........................................         $    153         $    159
              Income taxes ....................................         $     --         $     --
                                                                        ========         ========




           See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.     General.

       The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

       As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

2.     Income Taxes.

       Income taxes for the three months ended March 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of December 31, 1995, the Company had deferred tax assets and a related valuation allowance of $1,084,000. During the three months ended March 31, 1996, taxable income generated by the Company was offset by a reduction in the beginning balance of the valuation allowance against deferred tax assets of $40,000. Management continues to evaluate the recoverability of the deferred tax assets.

3.     Earnings per Share.

       Net earnings per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.     Inventories.

       A summary of inventories at March 31, 1996 is as follows:

              Piece goods and trim ..................   $ 1,110,000
              Work in process........................     1,941,000
              Finished goods.........................     1,058,000
                                                        -----------
                                                        $ 4,109,000
                                                        ===========

5.     Adoption of Accounting Standards.

         Stock Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has adopted FAS 123 effective January 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25. Accordingly, FAS 123 has no impact on the Company's financial position or results of operations.

         Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company has adopted FAS 121 effective January 1, 1996 and the adoption has not had a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFE HARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE ACT.

         The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                           Percent of Net Sales       % Dollar
                                               Three Months           Increase
                                             Ended March 31,         (Decrease)
                                          -----------------------    ----------
                                           1995             1996
                                          ------           ------
Net sales............................     100.0%           100.0%        (21.4%)

Cost of goods sold...................     (71.1)           (73.5)        (18.7%)
                                          -----            -----
Gross profit.........................      28.9             26.5         (27.9%)

Operating expenses...................     (22.1)           (24.5)        (12.8%)
                                          -----            -----
Earnings from operations.............       6.8              2.0         (77.1%)

Interest expense.....................      (0.8)            (1.0)          3.9%

Equity in earnings of joint venture..        --               .5            *
                                          -----            -----
Earnings before income taxes.........       6.0              1.5         (80.6%)

Income tax expense...................      (2.3)              --          (100%)
                                          -----            -----
Net earnings ........................       3.7%             1.5%        (68.3%)
                                          =====            =====

- -------------------

*        Not calculable

         Net Sales. Gross sales decreased from $20,013,000 for the three months ended March 31, 1995 to $16,018,000 for the comparable period of fiscal 1996, a decrease of 20.0%, due to a decrease in the volume of apparel sold from 2,262,995 units to 1,795,129 units, a decrease of 20.7%. The decrease in volume was due in part to a 21.7% decrease in the number of units sold by the Zanoni division and a 14.5% decrease in the number of units sold by the Jalate division. The average wholesale price per unit was maintained notwithstanding an increase in the Jalate division of $0.33 per unit and the Zanoni division of $0.40 per unit which were offset by the decrease in the price per unit on sales by the discontinued divisions. The decrease in gross sales for the three month period was due primarily to (i) the discontinuing of the smaller or less profitable Pottery division and the Kids line of apparel, which was offset in part by the start-up in the second quarter of 1995 of the Product Development division, (ii) the conservative stance taken by apparel retailers to maintain minimum inventory levels as a result of a poor 1995 holiday season, (iii) a lack of emphasis on the Missy line of apparel while the Company repositioned that division and (iv) the Company's policy to be more selective in their customer base in order to maintain adequate profitability levels.

         Returns and allowances increased from $748,000 (3.7% of gross sales) for the three months ended March 31, 1995 to $840,000 (5.2% of gross sales) for the comparable period of fiscal 1996, an increase of 12.3%. Discounts decreased from $504,000 (2.5% of gross sales) for the three months ended March 31, 1994 to $430,000 (2.7% of gross sales) for the comparable period of fiscal 1996, a decrease of 14.7%.

         The increase in returns and allowances for the three month periods was due primarily to the increased reliance on returns and allowances by the Company's customers to improve the results of operations following a weak retail holiday season. The decrease in discounts in absolute terms was due primarily to the decrease in gross sales. In the first quarter of 1996, the Company continues to respond to dilution by (i) requiring authorization for returns that are within the Company's 60 day return policy, (ii) only granting allowances to customers when the Company's profitability on that customer warrants it and
(iii) seeking to improve operations by hiring key employees in such areas as production, piece goods management, MIS and distribution to minimize late deliveries, quality problems, shipping problems and other errors that result in dilution.

         As a result of the following factors, net sales decreased from $18,761,000 for the three months ended March 31, 1995 to $14,748,000 for the comparable period of fiscal 1996, a decrease of 21.4%.

         Gross Profit. Gross profit decreased from $5,421,000 (28.9% of net sales) for the three months ended March 31, 1995 to $3,908,000 (26.5% of net sales) for the comparable period of fiscal 1996, a decrease of 27.9%. This decrease in gross profit in absolute terms and as a percent of net sales was due primarily to (i) weak economic and market conditions for the apparel industry in general, (ii) the increase in returns and allowances in most product lines,
(iii) a decrease in foreign sourced product, which have a lower cost than domestically produced goods, from gross sales of $5,420,000 for the three months ended March 31, 1995 compared to $3,420,000 for the same period in 1996 in order to be consistent with the Company's general policy of manufacturing products based primarily on orders in order to minimize the risk of inventory buildup and
(iv) off-price sales on the remaining inventory of the discontinued divisions which were offset substantially by the maintained operations of the Company's continuing divisions.

         Operating Expenses. Operating expenses decreased from $4,150,000 (22.1% of net sales) for the three months ended March 31, 1995 to $3,617,000 (24.5% of net sales) for the comparable period of fiscal 1996, a decrease of 12.8%. While the dollar amount of all major expense categories decreased, all categories except shipping increased as a percentage of net sales due primarily to the decrease in net sales. The decrease in operating expenses in absolute terms was due primarily to (i) a reduction in the number of full-time employees from 175 on March 31, 1995 to 150 on March 31, 1996, (ii) a significant reduction in the cost of freight-out as a result of minimizing air shipments and restructuring the distribution center and (iii) re-analyzing all company expenses and benefitting from cost-cutting measures where appropriate.

         Interest Expense. Interest expense primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense increased from $153,000 for the three months ended March 31, 1995 to $159,000 for the comparable period of fiscal 1996, an increase of 3.9%. The increase in interest expense was directly related to the trade bank advance line on imported products which was not in place during the quarter ended March 31, 1995.

         Equity in Earnings of Joint Venture. Investment in joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in joint venture when received. For the three months ended March 31, 1996, equity in earnings of the joint venture was $85,000. The joint venture commenced operations in May 1995 and, therefore, investors had no earnings for the three months ended March 31, 1995.

         Income Taxes. As of December 31, 1995, the Company had deferred tax assets and a related valuation allowance of $1,084,000. During the three months ended March 31, 1996, taxable income generated by the Company was offset by a reduction in the deferred tax assets of $40,000. Management continues to evaluate the recoverability of the deferred tax assets. The estimated effective tax rate for 1996 is subject to ongoing review and evaluation by management. A 38.8% effective combined federal and state tax rate has been used for the income tax provision for the three months ended March 31, 1995.

         Net Earnings. Net earnings decreased from $684,000 ($0.20 per common share) for the three months ended March 31, 1995 to $217,000 ($0.06 per common share) for the comparable period of fiscal 1996, a decrease of 68.3%, primarily due to the matters described above.

         Liquidity and Capital Resources. At March 31, 1996, working capital was $4,140,000, and for the three months ended March 31, 1996 cash used in operating activities aggregated $1,098,000.

         Inventory at March 31, 1996 was $4,109,000 as compared to $4,432,000 at December 31, 1995.

         At March 31, 1996, advances from factor and the amount due from factor were $5,460,000 and $4,509,000, respectively, and the balance of outstanding letters of credit was $730,000.

         The Company believes that its present and currently available sources of working capital are sufficient to maintain its current level of operations for the foreseeable future.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         All forward-looking statements contained in this Item 2 are subject to, in addition to the other matters described in this Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company cautions the reader that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

         Recent Operating Losses. For the year ended December 31, 1995, the Company reported a net loss of $2,896,000, primarily due to the factors described in the Company's Annual Report on Form 10-K. In the second quarter of 1995, the Company commenced a program of seeking to improve operating efficiencies by expanding and strengthening its management team, including the hiring of a new CEO, a MIS director, a distribution manager and a piece goods purchaser. Although the Company's new management has responded to this loss with the measures described above, and has achieved net earnings of $217,000 for the first quarter in 1996, there can be no assurance that these or any other measures will lead to continued profitability for the Company in the remaining quarters of 1996.

         Management Strategy. As discussed above, the Company's new management has commenced a restructuring of operations in response to the Company's recent losses. The planned measures are based upon the new management's current understanding and assumptions concerning the Company's operations and, accordingly, management may modify its approach on these measures, or take additional measures, as it deems appropriate. Further, there can be no assurance that management's strategy in responding to the Company's losses will continue to prove successful.

         Substantial Competition. The apparel industry is highly competitive. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, specialty stores, retail chains and mass merchandisers which sell apparel under their own labels. From time to time, the Company has lowered prices on certain products to maintain market share, which has adversely affected the Company's gross profit margin on such products. There can be no assurance that such price competition will not recur.

         Changing Fashion Trends. The Company's success depends in substantial part on its ability to correctly anticipate, gauge and respond to rapidly changing consumer preferences in a timely manner. If the Company materially misjudges the market for a particular product or product line, the Company may be faced with a substantial reduction in sales and excess inventory. There can be no assurance that the Company will be able to correctly anticipate, gauge and respond to changing consumer preferences in a timely manner in the future.

         Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company's results of operations. In addition, certain retailers, including some of the Company's customers, are experiencing financial difficulties which increase the risk of extending credit to such retailers. Many retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among an increasingly small group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from, or loss of, a major customer could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to such customer itself, or choose not to make sales to such customer.

         Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel collections, (ii) the level of consumer acceptance of each new collection, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (v) the timing of the placement or cancellation of customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vi) the weather and
(vii) actions of competitors. In addition, the women's apparel business is highly seasonal.

         Reliance on Key Personnel. The operations of the Company depend to a great extent on the efforts of its senior management, including Vinton W. Bacon, Larry Brahim, Theodore B. Cooper, Jeffrey L. Friedman and Jan L. Grossman. The extended loss of the services of one or more of these individuals could have a materially adverse effect on the Company's operations.

         Impact of Foreign Operations. In July 1994, the Company commenced manufacturing products abroad. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas).

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.  None

Item 2.       Changes in Securities.  None

Item 3.       Defaults Upon Senior Securities.  None

Item 4.       Submission of Matters to a Vote of Security Holders.  None

Item 5.       Other Information.  None

Item 6.       Exhibits and Reports on Form 8-K.

                     a.    Exhibits -  None

                     b.    Reports on Form 8-K - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JALATE, LTD.

Date:  May 6, 1996                By /s/   Vinton W. Bacon
                                     --------------------------------
                                           Vinton W. Bacon,
                                           Chief Executive Officer