Form 10-Q
period 1996-06-30
JALATE LTD INC
filed 1996-08-12
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended June 30, 1996

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the transition period from            to
                                                 ----------     ----------

                         Commission File Number 1-12868

                                  JALATE, LTD.
             (Exact name of registrant as specified in its charter)

        California                                          95-4121885
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

            1675 South Alameda Street, Los Angeles, California 90021
              (Address of principal executive offices) ( Zip code)

                                 (213)765-5000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

        Common Stock                        American Stock Exchange
   (Title of each class)           (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                  -----        -----

The number of shares outstanding of the registrant's Common Stock, no par value, at August 6, 1996 was 3,403,000 shares.

This Form 10-Q contains 12 pages.

Item 1.                       FINANCIAL STATEMENTS.
                              --------- -----------

                                  JALATE, LTD.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                     December 31,     June 30,
                                                         1996           1996
                                                     ------------     --------
                                     ASSETS

Current assets:
   Cash                                                 $   92       $   130
   Due from factor                                       1,127         4,384
   Trade accounts receivable less allowance for
      doubtful receivables of $669 in 1995 and
      $1,113 in 1996                                       989           781
   Inventories                                           4,432         2,922
   Refundable income taxes                               1,567         1,017
   Prepaid expenses and other current assets               313           303
   Due from officers                                       108            --
                                                        ------       -------
         Total current assets                            8,626         9,537

   Property and equipment, at cost, net                    868         1,054
   Investment in joint venture                             273           479
   Other assets, at cost                                    88            87
                                                        ------       -------
                                                        $9,856       $11,157
                                                        ======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                 $   90       $   225
   Trade accounts payable                                3,188         3,757
   Accrued expenses                                        568           624
   Due to customers                                        672           673
                                                        ------       -------
         Total current liabilities                       4,518         5,279
                                                        ------       -------

Shareholders' equity:
   Preferred stock, no par value. Authorized
      3,000,000 shares; none issued and outstanding         --            --
   Common stock, no par value. Authorized
      20,000,000 shares; issued and outstanding
      3,390,500 and 3,403,000 shares in 1995 and
      1996, respectively                                 5,177         5,177
   Additional paid-in capital                              134           134
   Retained earnings                                        26           567
                                                        ------       -------
         Total shareholders' equity                      5,337         5,878
                                                        ------       -------
                                                        $9,855       $11,157
                                                        ======       =======

       See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                                  1995          1996                1995           1996
                                                -----------------------          ------------------------


NET SALES                                       $18,261         $15,567          $37,022          $30,315

  Cost of sales                                  14,347          11,567           27,687           22,407
                                                -------         -------          -------          -------

GROSS PROFIT                                      3,914           4,000            9,335            7,908

  Operating expenses                              4,748           3,636            8,898            7,253
                                                -------         -------          -------          -------

EARNINGS (LOSS) FROM OPERATIONS                    (834)            364              437              655

  Interest expense                                 (260)           (161)            (413)            (320)
  Equity in earnings of joint venture                26             121               26              206
                                                -------         -------          -------          -------
EARNINGS (LOSS) BEFORE TAXES                     (1,068)            324               50              541

  Income tax (expense) benefit                      417               -              (17)              -

NET EARNINGS (LOSS)                             $  (651)        $   324          $    33          $   541
                                                =======         =======          =======          =======

NET EARNINGS PER SHARE                          $ (0.19)        $  0.10          $  0.01          $  0.16
                                                =======         =======          =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING               3,391           3,403            3,424            3,397
                                                =======         =======          =======          =======

                   See accompanying notes to condensed financial statements

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                 1995            1996
                                                                ------          -------
Cash flows from operating activities:
 Net earnings                                                   $    33         $   541
                                                                -------         -------
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:

    Depreciation and amortization                                   122             180

    Changes in assets and liabilities
     (Increase) decrease in:
       Due from factor                                            2,389          (3,257)
       Trade accounts receivable                                   (579)            208
       Inventories                                               (2,403)          1,510
       Prepaid expenses and other current assets                 (1,005)             10
       Due from officers                                             --             106
       Refundable income taxes                                       --             550
       Other assets                                                (334)              1

     Increase (decrease) in:
       Trade accounts payable                                     1,825             569
       Accrued expenses                                             (55)             56
       Due to customers                                             326               1
                                                                 ------         -------
         Total adjustments                                          286             (66)
                                                                 ------         -------
         Net cash provided by operating activities                  319             475
                                                                -------         -------

Cash flows from investing activities:

       Capital expenditures                                        (245)           (366)
       Investment in joint venture                                  (26)           (206)
                                                                -------         -------
         Net cash used in investing activities                     (271)           (572)
                                                                -------         -------
Cash flows from financing activities:

 Proceeds from issuance of note payable to bank                      --             135
                                                                -------         -------
        Net cash provided by financing activities                    --             135
                                                                -------         -------
        Net increase in cash                                         48              38

Cash at beginning of period                                         182              92
                                                                -------         -------
Cash at end of period                                           $   230         $   130
                                                                =======         =======

Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                                   $   153         $   321
     Income taxes                                               $   575         $    --
                                                                =======         =======


                       See accompanying notes to condensed financial statements

                                  JALATE, LTD.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.      General.
        --------
        The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The resulted of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

        As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

2.      Income Taxes.
        -------------

        Income taxes for the six months ended June 30, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year related, which is subject to ongoing review and evaluation by management. As of December 31, 1995, the Company had deferred tax assets and a related valuation allowance of $1,084,000. During the three and six months ended June 30, 1996, taxable income generated by the Company was offset by a reduction in the beginning balance of the valuation allowance. Management continues to evaluate the recoverability of the deferred tax assets.

3.      Earnings per Share.
        -------------------

        Net earnings per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.      Inventory.
        ----------

        A summary of inventories at June 30, 1996 is as follows:

              Piece good and trim ...... $  991,000

              Work in process .......... $1,267,000

              Finished goods ........... $  664,000
                                         ----------
                                         $2,922,000


5.      Adoption of Accounting Standards.
        ---------------------------------

        Stock Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not required, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has adopted FAS 123 effective January 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25. Accordingly, FAS 123 has no impact on the Company's financial position or results of operations.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             ----------------------

        EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q THAT COULD CAUSE ACTUAL RESULTS TO
DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFE HARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE ACT.

        The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

     The following table sets forth, for the periods indicated, the percentage which certain items in the condensed statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                              Percent of Net Sales                    Percent of Net Sales
                              Three Months Ended                        Six Months Ended
                                    June 30,            % Dollar            June 30,           % Dollar
                              --------------------      Increase      --------------------     Increase
                                1995        1996       (Decrease)        1995        1996      (Decrease)
                                ----       -----       ----------       -----       -----      ----------
Net sales                      100.0%      100.0%           -14.8%      100.0%      100.0%          -18.1%
Cost of goods sold             (78.6)      (74.3)           -19.4%      (74.8)      (73.0)          -19.1%
                               -----       -----            -----       -----       -----         -------
Gross profit                    21.4        25.7              2.2%       25.2        26.1           -15.3%
Operating expenses             (26.0)      (23.4)           -23.4%      (24.0)      (23.9)          -18.5%
                               -----       -----            -----       -----       -----         -------
Earnings from operations        (4.6)        2.3            143.6%        1.2         2.2            49.9%
Interest expense                (1.4)       (1.0)           -38.1%       (1.1)       (1.1)          -22.5%
Equity in earnings of
   joint venture                 0.1         0.8            365.4%        0.1         0.7           692.3%
                               -----       -----            -----       -----       -----         -------
Earnings before income taxes    (5.9)        2.1            130.3%        0.1         1.8         1,539.4%
Income tax (expense) benefit     2.3          --              *            *           --            *
                               -----       -----            -----       -----       -----         -------
Net earnings                    -3.8%        2.1%           149.8%        0.1%        1.8%        1,539.4%
                               =====       =====            =====       =====       =====         =======

* Not calculable

        Net Sales. Gross sales decreased from $20,244,000 for the three months ended June 20, 1995 to $16,747,000 for the comparable period of fiscal 1996, a decrease of 17.3%, and from $40,257,000 for the six months ended June 30, 1995 to $32,759,000 for the comparable period of fiscal 1996, a decrease of 18.6%. The decrease in gross sales for the six month period was due to a decrease in the volume of apparel sold from 4,707,000 to 3,654,000 units, a decrease of 22.4%. The decrease in volume of apparel sold was due in part to a 14.3% decrease in the number of units sold by the Zanoni division and a 16.2% decrease in the units sold by the Jalate division. The effect of the decrease in units sold on gross sales was partially offset by the average wholesale price per unit increase of 4.3%. The average wholesale prices increased 12.7% for the Zanoni division and 4.6% for the Jalate division. The decrease in gross sales for the six month period was also attributed to (i) the discontinuing of the smaller and less profitable Pottery division and the Kids line of apparel, which was offset in part by the start-up in the second quarter of 1995 of the Product Development division, (ii) a lack of emphasis on the Missy line of apparel while the Company repositioned that division and (iii) the Company's policy to be more selective in their customer base in order to maintain adequate profitability levels.

        Returns and allowances and discounts decreased from $1,983,000 (9.8% of gross sales) for the three months ended June 30, 1995 to $1,175,000 (7.0% of gross sales) for the comparable period of fiscal 1996, a decrease 40.7% and from $3,235,000 (8.0% of gross sales) for the six months ended June 30, 1995 to $2,444,000 (7.5% of gross sales) for the comparable period of fiscal 1996, a decrease of 24.5% due in part to the Company's implementation of improved procedures to manage quality control in the preproduction, production and distribution operations.

        As a result of the above mentioned factors, net sales decreased from $18,261,000 for the three months ended June 30, 1995 to $15,567,000 for the comparable period of fiscal 1996, a decrease of 14.8% and decreased from $37,022,000 of the six months ended June 30, 1995 to $30,315,000 for the comparable period of 1996, a decrease of 18.1%.

        Gross Profit. Gross Profit increased from $3,914,000 (21.4% of net sales) for the three months ended June 30, 1995 to $4,000,000 (25.7% of net sales) for the comparable period of fiscal 1996, an increase of 2.2%, and decreased from $9,335,000 (25.2% of sales) for the six months ended June 30, 1995 to $7,908,000 (26.1% of net sales) for the comparable period of fiscal 1996, a decrease of 15.3%.

        The increase in gross profit as a percent of net sales for both the three month period and six month period for fiscal 1996 compared to fiscal 1995 was due primarily to the decrease in discounts, returns and allowances in all product lines and to the company's policy of selecting customers that provide acceptable gross profit margins.

        Operating Expense. Operating expenses decreased from $4,748,000 (26.0% of net sales) for the three months ended June 30, 1995 to $3,636,000 (23.4% of net sales) for the comparable period of fiscal 1996, a decrease of 23.4%, and from $8,898,000 (24.0% of net sales) for the six months ended June 30, 1995 to $7,253,000 (23.9% of net sales) for the comparable period of fiscal 1996, a decrease of 18.5%. The decrease in operating expenses in absolute terms was due primarily to (i) a reduction in the number of full-time employees from 175 on June 30, 1995 to 150 on June 30, 1996 (ii) a significant reduction in the cost of freight-out as a result of minimizing air shipments and restructuring the distribution center and (iii) re-analyzing all company expenses and benefiting from cost-cutting measures where appropriate.

        Interest Expense. Interest expense primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense decreased from $260,000 for the three months ended June 30, 1995 to $161,000 for the comparable period of fiscal 1996, a decrease of 38.1%, and from $413,000 for the six months ended June 30, 1995 to $320,000 for the comparable period of fiscal 1996, a decrease of 22.5% due to (i) the decreases in advances from the factor partly as result of reductions in gross sales and inventory and (ii) the decrease in the interest rate charged by the factor.

        Equity in Earnings of Joint Venture. Investment in joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in the joint venture when received. Equity earnings increased from $26,000 for the three months ended June 30, 1995 to $121,000 for the comparable period fiscal 1996, an increase of 365.5% and from $26,000 for the six months ended June 30, 1995 to $206,000 for the comparable period fiscal 1996, an increase of 692.3%. The increases are partly attributable to (i) the joint venture commenced operations in May 1995 and (ii) the joint venture management has increased the unit volume of sales while controlling operating expenses.

        Income Taxes. As of March 31, 1996, the Company had deferred tax assets and a related valuation allowance of $1,044,000. During the three months ended June 30, 1996, taxable income generated by the Company was offset by a reduction in the valuation allowance of $130,000. Management continues to evaluate the recoverability the deferred tax assets. The estimated effective tax rate for 1996 is subject to ongoing review and evaluation by management. A 40.1% effective combined federal and state tax rate has been used for the income tax provision for three months ended June 30, 1996.

        Net Earnings. Net earnings (loss) increased from a new loss of $651,000 ($.19 per common share) for the three months ended June 30, 1995 to net profit of $324,000 ($.10 per common share) and from a net profit of $33,000 ($.01 per common share) for the six months ended June 30, 1995 to a net profit of $541,000 ($.16 per common share) for a comparable fiscal period, an increase of 1,539.4%. The increases in net earnings for the periods ended June 30, 1996 are attributed to the reductions to expenses described above.

        Liquidity and Capital Resources. At June 30, 1996, working capital was $4,258,000 and cash provided by operating activities aggregated $475,000.

        Inventory at June 30, 1996 was $2,922,000 as compared to $4,109,000 on March 31, 1996 and $4,432,000 at December 31, 1995.

        At June 30, 1996, advances from factor and amount due from factor were $2,177,000 and $6,561,000 respectively, and the balance of outstanding letters of credit was $421,000.

        The Company believes that its present and currently available sources of working capital are sufficient to maintain its current level of operations for the foreseeable future.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        All forward-looking statements contained in this Item 2 are subject to, in addition to the other matters described in the Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company cautions the reader that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

        Recent Operating Results. For the year ended December 31, 1995, the Company reported a net loss of $2,896,000, primarily due to the factors described in the Company's Annual Report on Form 10-K. The Company has responded to this loss by commencing a program to improve operating efficiencies by expanding and strengthening its management team, including the hiring of a new CEO, CFO, MIS director, Human Resources director, Distribution manager, Operations manager and Piece Goods manager. Although the Company's new management has responded to this loss with the measures described above, and has achieved net earnings of $541,000 for the first six months of fiscal 1996, there can be no assurance that these or any other measures will lead to continued profitability for the Company in the remaining six months of 1996.

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

        Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel collections, (ii) the level of consumer acceptance of each new collection, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (v) the timing of the placement or cancellation of customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vi) the weather and
(vii) actions of competitors. In addition, women's apparel business is highly seasonal.

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

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None
        ------------------
Item 2. Changes in Securities. None
        ----------------------

Item 3. Defaults Upon Senior Securities. None
        --------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

        The Company held its 1996 annual meeting of shareholders (the "Meeting") on April 25, 1996. At the Meeting, the Company's shareholders considered and voted upon the following matters:

        1. Increase in the Number of Directors. To ratify the amendment of the Bylaws of the Company to provide that the authorized number of directors shall be not less than five nor more than nine.

                        For             Against             Abstain
                     2,466,205           2,200                 0

        2. Elimination of Cumulative Voting. To amend the Restated Articles of Incorporation and the Bylaws of the Company to eliminate the right of any shareholder to accumulate votes in the election of directors.

                        For             Against             Abstain
                     2,452,750          15,655                 0

        3. Election of Directors. To elect the following eight persons to the Board of Directors of the Company to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.


Name                       For             Against             Abstain
- ----                    ---------          -------             -------
Vinton W. Bacon         2,456,505             0                 11,900
Larry Brahim            2,456,505             0                 11,900
Theodore B. Cooper      2,456,505             0                 11,900
Allan E. Dalshaug       2,456,505             0                 11,900
Joe S. Davis            2,456,505             0                 11,900
I. Jay Goldfarb         2,456,505             0                 11,900
Jan L. Grossman         2,456,505             0                 11,900
Howard L. Hughes        2,456,505             0                 11,900


        4. Ratification of the Appointment of Independent Auditors. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

                        For             Against             Abstain
                     2,468,405             0                   0

Item 5. Other Information. None
        ------------------
Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------
           a. Exhibits - None
           b. Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JALATE, LTD.


Date:  August 6, 1996                    By /s/
                                            ----------------------------
                                             Frederick A. Findley
                                             Chief Financial Officer