Form 10-Q
period 1996-09-30
JALATE LTD INC
filed 1996-11-12
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                               For the quarterly period ended September 30, 1996

                                       Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                For the transition period from _______________ to ______________

                         Commission File Number 1-12868

                                  JALATE, LTD.
             (Exact name of registrant as specified in its charter)


         California                                           95-4121885
(State or other jurisdiction of                            (I.R.S. Employer)
incorporation or organization)                           (Identification Number)

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
Yes [ X ]    No [   ]

The number of shares outstanding of the registrant's Common Stock, no par value, at October 31, 1996 was 3,403,000 shares.

This Form 10-Q contains     14     pages.
Exhibit index appears on page     13    .

                                  JALATE, LTD.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1996            1995
                                                        -------------   ------------
ASSETS

Current assets:
    Cash                                                  $   199          $   92
    Due from factor                                         3,839             455
    Trade accounts receivable, less allowance for
        doubtful receivables of $1,113 in 1996 and
        $669 in 1995                                        1,203             989
    Inventories                                             3,742           4,432
    Refundable income taxes                                    17           1,567
    Prepaid expenses and other current assets                 337             313
    Due from officers                                           -             106
                                                          -------          ------
        Total current assets                                9,337           7,954

    Property and equipment, at cost, net                    1,098             868
    Investment in joint venture                               496             273
    Other assets, at cost                                      92              88
                                                          -------          ------
                                                          $11,023          $9,183
                                                          =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                  $ 1,070          $   90
    Trade accounts payable                                  3,292           3,188
    Accrued expenses                                          544             568
                                                          -------          ------
        Total current liabilities                           4,906           3,846
                                                          -------          ------
Shareholders' equity:
    Preferred stock, no par value. Authorized 3,000,000
        shares; none issued and outstanding                     -               -
    Common stock, no par value. Authorized 20,000,000
        shares; issued and outstanding 3,403,000 and
        3,390,500 shares in 1996 and 1995, respectively     5,177           5,177
    Additional paid-in capital                                134             134
    Retained earnings                                         806              26
                                                          -------          ------
            Total shareholders' equity                      6,117           5,337
                                                          -------          ------
                                                          $11,023          $9,183
                                                          =======          ======

           See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
 (in thousands except earning per share and weighted average shares outstanding)
                                  (Unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                ----------------------     ----------------------
                                                  1996          1995          1996        1995
                                                ---------    ---------     ---------    ---------
NET SALES                                         $12,925      $18,103       $43,240      $55,125

 Cost of goods sold                                 9,083       14,005        31,490       41,693

GROSS PROFIT                                        3,842        4,098        11,750       13,432

 Operating expenses                                 3,497        3,889        10,750       12,786

EARNINGS FROM OPERATIONS                              345          209         1,000          646

 Interest expense                                     123          262           443          675
 Equity in (earnings) loss of joint venture           (17)          21          (223)          (5)

EARNINGS(LOSS) BEFORE INCOME TAXES                    239          (74)          780          (24)

 Income tax (benefit)                                   -          (27)            -          (10)

NET EARNINGS(LOSS)                                $   239      $   (47)      $   780      $   (14)

NET EARNINGS (LOSS) PER SHARE                     $  0.07      $ (0.01)      $  0.23      $     -

WEIGHTED AVERAGE SHARES OUTSTANDING             3,403,000    3,391,000     3,401,000    3,413,000
                                                =========    =========     =========    =========

           See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ------------------
                                                           1996      1995
                                                         -------    -------
Cash flows from operating activities:
Net earnings (Loss)                                      $   780      $ (14)
                                                         -------    -------
Adjustments to reconcile net earnings
  (loss) to net cash provided
  by operating activities:
Depreciation and amortization                                288        201
Compensation expense -stock options                            -         59

Changes in assets and liabilities
(Increase) decrease in:
 Due from factor                                          (3,384)     2,874
 Inventoriesnts receivable                                  (690)    (3,029)

 Prepaid expenses and other current assets                   (24)      (931)
 Due from officers                                           106        (51)
 Refundable income taxes                                   1,550          -
 Other assets                                                 (4)      (336)

Increase (decrease) in:
 Trade accounts payable                                      104      1,859
 Accrued expenses                                            (24)        (6)
 Total adjustments                                          (912)        61
                                                         -------    -------
 Net cash provided (used) by operating activities           (132)        47
                                                         -------    -------
Cash flows from investing activities:
 Capital expenditures                                       (518)      (293)
 Investment in joint venture                                (223)         -
                                                         -------    -------
 Net cash used in investing activities                      (741)      (293)
                                                         -------    -------
Cash flows from financing activities:
Proceeds from issuance of note payable to bank               980        494
                                                         -------    -------
 Net cash provided by financing activities                   980        494
                                                         -------    -------
 Net increase in cash                                        107        248
Cash at beginning of period                                   92        182
                                                         -------    -------
Cash at end of period                                    $   199    $   430
                                                         =======    =======
Cash paid during the period for flow information

Interest                                                 $   440    $   674
Income taxes                                             $     -    $ 1,187
                                                         =======    =======

          See accompnaying notes to condensed financial statements.

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

2.  Income Taxes.

    Income taxes for the nine months ended September 30, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year , which is subject to ongoing review and evaluation by management. As of December 31, 1995, the Company had deferred tax assets and a related valuation allowance of $1,084,000. During the three and nine months ended September 30, 1996, taxable income generated by the Company was offset by a reduction in the beginning balance of the valuation allowance. Management continues to evaluate the recoverability of the deferred tax assets.

3.  Earnings per Share.

    Net earnings (loss) per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.  Inventories

    A summary of inventories at September 30,1996 is as follows:

    Piece Goods and Trim          $ 1,100,000
    Work in Proved                $ 1,355,000
    Finished Goods                $ 1,287,000
                                  -----------
                                  $ 3,742,000
                                  ===========

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

6. Certain December 1995 condensed accounts have been reclassified in order to conform with the 1996 presentation.

    ITEM 2

    Management's Discussion and Analysis of Financial Condition and Results of Operations.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
    SECTION 21E OF THE SECURITIES EXCHANGE ACTOF 1934 AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFE HARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE ACT.

    The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Percent of Net Sales                 Percent of Net sales
                                 Three Months Ended                   Nine Months Ended
                                    September 30,        % Dollar       September 30,        % Dollar
                                --------------------     Increase    --------------------    Increase
                                   1996     1995        (Decrease)     1996      1995       (Decrease)
                                 -------   -------      ----------    -------   -------     ----------
Net sales                         100.0%    100.0%        -28.6%       100.0%    100.0%         -21.6%
Cost of goods sold                (70.3)    (77.4)         (0.4)       (72.8)    (75.6)          (0.2)
                                  -----     -----         -----        -----     -----         ------
Gross Profit                       29.7      22.6          (0.1)        27.2      24.4           (0.1)
Operating Expenses                 27.0      21.5          (0.1)        24.9      23.2           (0.2)
                                  -----     -----         -----        -----     -----         ------
Earnings from operations            2.7       1.1           0.7          2.3       1.2            0.5
Interest expense                    1.0       1.4          (0.5)         1.0       1.2           (0.3)
Equity in (earnings) loss
  of joint venture                 (0.1)      0.1           1.9         (0.5)        -           43.8
                                  -----     -----         -----        -----     -----         ------
Earnings (loss) before taxes        1.8      (0.4)          4.2          1.8         -           33.5
Income tax expense (benefit)          -       0.1             -            -         -              -
                                  -----     -----         -----        -----     -----         ------
Net earnings (loss)                 1.8%     -0.3%        608.5%         1.8%        *         5671.4%
                                  =====     =====         =====        =====     =====         ======

* Not calculable

    NET SALES. Gross sales decreased from $20,086,000 for the three months ended September 30, 1995 to $13,870,000 for the comparable period of fiscal 1996, a decrease of 30. 9%, and from $60,343,000 for the nine months ended September 30, 1995 to $46,629,000 for the comparable period of fiscal 1996, a decrease of 22.7%. The decrease in gross sales for the nine month period was due to a decrease in the volume of apparel sold from 6,807,000 to 5,403,000 units, a decrease of 20.6%. The decrease in volume of apparel sold was due in part to a 10.8% decrease in the number of units sold by the
    Jalate division and 10.6% decrease in volume of the Zanoni division.   The
    average wholesale prices increased 19.3% for the Zanoni division and increased 6.4% for the Jalate division. The decrease in gross sales for the nine month period was also attributed to (i) the discontinuing of the smaller and less profitable Pottery division and the Kids line of apparel, which was offset in part by the start-up in the second quarter of 1995 of the Product Development division, (ii) the discontinuing of the Missy line of apparel and (iii) the Company's policy to be more selective in their customer base in order to maintain adequate profitability levels.

    RETURNS AND ALLOWANCES AND DISCOUNTS decreased from $1,983,000 (9.9% of gross sales) for the three months ended September 30, 1995 to $945,000 (6.8% of gross sales) for the comparable period of fiscal 1996, a decrease of 52.3% and from $5,218,000 (8.6% of gross sales) for the nine months ended September 30, 1995 to $3,389,000 (7.3% of gross sales) for the comparable period of fiscal 1996, a decrease of 35.1% due in part to the Company's implementation of improved procedures to manage quality control in the preproduction, production and distribution operations.

    As a result of the above mentioned factors, net sales decreased from $18,103,000 for the three months ended September 30, 1995 to $12,925,000 for the comparable period of fiscal 1996, a decrease of 28.6% and decreased from $55,125,000 for the nine months ended September 30, 1995 to $43,240,000 for the comparable period of fiscal 1996, a decrease of 21.6%.

    GROSS PROFIT. Gross Profit decreased from $4,098,000 (22.6% of net sales) for the three months ended September 30, 1995 to $3,842,000 (29.7% of net sales) for the comparable period of fiscal 1996, a decrease of 6.2%, and decreased from $13,432,000 (24.4% of net sales) for the nine months ended September 30, 1995 to $11,750,000 (27.2% of net sales) for the comparable period of fiscal 1996, a decrease of 12.5%.

    The increase in gross profit as a percent of net sales for both the three month period and nine month period for fiscal 1996 compared to fiscal 1995 was due primarily to the decrease in discounts, returns and allowances in all product lines and to the company's policy of selecting customers that provide acceptable gross profit margins.

    OPERATING EXPENSES. Operating expenses decreased from $3,889,000 (21.5% of net sales) for the three months ended September 30, 1995 to $3,497,000 (27.1% of net sales) for the comparable period of fiscal 1996, a decrease of 10.1%, and from $12,786,000 (23.2% of net sales) for the nine months ended September 30, 1995 to $10,750,000 (24.9% of net sales) for the comparable period of fiscal 1996, a decrease of 15.9%. The decrease in operating expenses in absolute terms was due primarily to (i) re-analyzing all company expenses and benefiting from cost-cutting measures where appropriate (ii) a significant reduction in the cost of freight-out as a result of minimizing air shipments and restructuring the distribution center.

    INTEREST EXPENSE. Interest expense primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense decreased from $262,000 for the three months ended September 30, 1995 to $123,000 for the comparable period of fiscal 1996, a decrease of 52.7%, and from $675,000 for the nine months ended September 30, 1995 to $443,000 for the comparable period of fiscal 1996, a decrease of 34.2% due to (i) the decreases in advances from the factor partly as result of reductions in gross sales and inventory and (ii) the decrease in the interest rate charged by the factor.

    EQUITY IN EARNINGS OF JOINT VENTURE. Investment in joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in the joint venture when received. Equity earnings increased from a loss of $21,000 for the three months ended September 30, 1995 to income of $18,000 for the comparable period of fiscal 1996, and from income of $5,000 for the nine months ended September 30, 1995 to $224,000 for the comparable period of fiscal 1996. The increases are partly attributable to (i) the joint venture commenced operations in May 1995 and (ii) the joint venture management has increased the unit volume of sales while controlling operating expenses.

    INCOME TAXES. As of June 30, 1996, the Company had deferred tax assets and a related valuation allowance of $914,000. During the three months ended September 30, 1996, taxable income generated by the Company was offset by a reduction in the valuation allowance of $96,000. Management continues to evaluate the recoverability the deferred tax assets. The estimated effective tax rate for 1996 is subject to ongoing review and evaluation by management. A 40.1% effective combined federal and state tax rate has been used for the income tax provision for three months ended September 30, 1996.

    NET EARNINGS. Net earnings (loss) increased from net loss of $47,000 ($0.01 per common share) for the three months ended September 30, 1995 to net earning of $239,000 ($.07 per common share) for the comparable period of fiscal 1996 and from a net loss of $14,000 (none per common share) for the nine months ended September 30, 1995 to a net earning of $780,000 ($.23 per common share) for the comparable period of fiscal 1996. The increases in net earnings for the periods ended September 30, 1996 are attributed to the reductions to expenses described above.

    LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1996, working capital was $4,431,000 compared to $7,001,000 at September 30, 1995. Cash provided by operating activities aggregated$47,000 for the nine months ended September 30, 1995, compared with cash used by operating activities aggregating $132,000 for the nine months ended September 30, 1996.

    Inventory at September 30, 1996 was $3,742,000 as compared to $2,922,000 on June 30, 1996 and $4,432,000 at December 31, 1995 and $8,131,000 at
    September 30, 1995.

    At September 30, 1996, the amount due from the factor consisted of the following:

         Factor receivables       $ 8,652,000
         Advances from Factor     $(3,908,000)
         Open Credit Memos        $  (905,000)
                                  -----------
                                  $ 3,839,000
                                  ===========

    The company has a agreement with its factor, that provides for advances to the company of up to 90% of qualified factor receivables.

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

    RECENT OPERATING RESULTS.  For the year ended December 31, 1995, the
    Company reported a net loss of $2,896,000,.   primarily due to the factors
    described in the Company's Annual Report on Form 10-K. The Company has responded to this loss by commencing a program to improve operating efficiencies by expanding and strengthening its management team, including the hiring of a new CEO, CFO,Controller MIS director, Human Resources director, Distribution manager, Operations manager and Piece Goods Manager. Although the Company's new management has responded to this loss with the measures described above, and has achieved net earnings of $780,000 for the first nine months of fiscal 1996, there can be no assurance that these or any other measures will lead to continued profitability for the Company in the remaining three months of 1996.

    MANAGEMENT STRATEGY. As discussed above, the Company's new management has commenced a restructuring of operations in response to the Company's 1995 operating losses. The planned measures are based upon the new management's current understanding and assumptions concerning the Company's operations and, accordingly, management may modify its approach on these measures, or take additional measures, as it deems appropriate. Further, there can be no assurance that management's strategy in responding to the Company's losses will continue to prove successful.

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

    RELIANCE ON KEY PERSONNEL. The operations of the Company depend to a great extent on the efforts of its senior management, including Vinton W.
    Bacon, Larry Brahim, Theordore B. Cooper, Jeffrey L. Friedman and Jan L. Grossman. The extended loss of the services of one or more of these individuals could have a materially adverse effect on the Company's operations.

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


                          PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings.None

         Item 2.     Changes in Securities.None

         Item 3.     Defaults Upon Senior Securities.None

         Item 4.     Submission of Matters to a Vote of Security Holders.None

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

                                           JALATE, LTD.



Date:  November 7, 1996                    By /s/ FREDERICK A. FINDLEY
                                              -------------------------
                                                  Frederick A. Findley
                                                 Chief Financial Officer