Form 10-K405
period 1996-12-31
JALATE LTD INC
filed 1997-03-31
CIK 914026

    As filed with the Securities and Exchange Commission on March 31, 1997

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER:  1-12868

                                  JALATE, LTD.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                          95-4121885
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


                           1675 SOUTH ALAMEDA STREET
                         LOS ANGELES, CALIFORNIA 90021
              (Address of principal executive offices) (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 765-5000

          Securities registered pursuant to Section 12(b) of the Act:


          Common Stock                                  American Stock Exchange
     (Title of each class)                               (Name of each exchange
                                                           on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes [X]  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,955,958, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of March 14, 1997: 3,403,000.


===============================================================================

                                     PART I
Item 1.        BUSINESS

GENERAL

       Jalate, Ltd. (the "Company") designs, develops and markets moderately priced women's sportswear and dresses primarily in junior, missy and plus sizes. In addition, the Company designs, develops and markets moderately priced childrens wear. The Company's products combine fashionable styling, quality construction and moderate pricing, and are intended to appeal primarily to the fashion-conscious young woman who desires to continually upgrade her wardrobe on a limited clothing allowance. Although the Company regularly alters the styles offered, its products are characterized by basic designs which are less costly to manufacture than more detailed high fashion styles. These cost savings not only permit the Company to aggressively price its products, but allow it to provide higher quality and more fashionable fabric for its sportswear. During the year ended December 31, 1996, the Company's products were sold to over 600 department stores, apparel specialty stores and discount chains, including Federated Department Stores, J. C. Penney, Robinson/May Department Stores, Mervyns, and Sears. The Company also provides product development for apparel retailers including Dillard's Department Stores, Victoria's Secret and Limited Express.

MARKET

       The Company believes that the ability to anticipate, gauge and respond to changes in consumer preferences, as well as the ability to meet the demands of the retailer for timely delivery, consistent quality and adaptability to its individual business practices, are necessary to compete successfully in the women's and the kids apparel industry.

       Consumer acceptance in general depends principally on fashionable styling, product quality, pricing and brand awareness. The Company believes that the importance of brand awareness in general has diminished and that consumers have come to view value pricing as increasingly important. The Company's products offer a combination of fashionable styling and quality construction for a moderate price. These products are intended to appeal primarily to the fashion-conscious young woman who desires to continually update her wardrobe on a limited clothing allowance. In addition, the Company's products appeal to youthfully figured women of all ages who desire the youthful styling and value pricing of the Company's products.

       Apparel retailers generally are seeking to obtain both a high degree of consumer acceptance of their products and superior service from their vendors in order to improve their own results of operations. The ability of apparel manufacturers to timely deliver products which are of consistent quality and to adapt to the business practices of the individual retailer is increasingly important to the apparel retailer as it seeks to improve its own operating efficiencies and to reduce the costs and risks of maintaining finished goods inventory, including the risk of fashion obsolescence. Accordingly, retailers are concentrating their purchases among an increasingly small group of dependable vendors who have demonstrated their ability to correctly anticipate changes in consumer preferences and to provide timely delivery, consistent quality and adaptability to the business practices of individual retailers.
The continuing consolidation of apparel retailers as a result of weak consumer demand has substantially increased the competition among apparel manufacturers and further emphasized the importance of dependable service. The Company believes that its established reputation for delivering products which achieve a high degree of retail sell-through at attractive profit margins for both the Company and the retailer, as well as for providing a high degree of customer service, will enable it to continue to maintain its competitive position.

STRATEGY

       The Company is committed to offering products which achieve a high degree of consumer acceptance and to meeting the demands of apparel retailers for dependable service. The Company responds to the needs of consumers and retailers by granting substantial design and marketing autonomy to each product division, maintaining an active Product Development effort, closely monitoring the production costs, quality, timely delivery and sell-through of its products, developing alternative manufacturing sources and continually upgrading its operational capabilities. In addition, the Company studies the preferences of each of its principal customers and adapts its own business practices to accommodate its customers. The Company believes that its responsiveness to the needs of consumers and retailers will enable it to maintain its competitive position.

1996

       In response to a continuing decline in retail apparel demand, in 1996 the Company commenced a program of (i) focusing on its Jalate brand of sportswear and dresses, which accounted for 61% and 39%, respectively, of the Company's gross sales in 1996, (ii) reducing its operating expenses, (iii) improving its operational capabilities and (iv) expanding its Product Development division which designs, develops and manufactures apparel under private label and (v) starting the Kids Division in July 1996.

PRODUCTS

       The Company participates primarily in two segments of the women's apparel market: sportswear and dresses, which are marketed primarily under the Jalate brand name. In addition, through its Product Development division, the Company designs, develops and manufactures apparel under private label. The Company's sportswear, dresses and product development offerings are each operated as a separate division with substantial design and marketing autonomy. The Company believes that such segmentation enables it to more closely monitor trends in styles, fabrics and colors and in the expectations of individual retailers.

       The Company's products incorporate current styles, fabrics and colors, designed to appeal to a broad cross-section of young women for casual wear, and are available in sizes tailored for youthfully figured women. The Company's sportswear and dresses divisions each introduce ten product lines per year. Each product line generally contains between three to eight items, each of which may be produced in as many as eight styles, ten fabrics and twelve colors and prints. Although the Company regularly alters the styles offered, its products are characterized by their basic designs which are less costly to manufacture than more detailed high fashion styles. These cost savings not only permit the Company to aggressively price its products, but allow it to provide higher quality and more fashionable fabric for its knit sportswear.

        Sportswear. The Company's sportswear line currently consists primarily of tops and bottoms, which are sold both as separates and related separates. The Company selects styles, color schemes and fabrics to encourage consumers to coordinate outfits, resulting in multiple product purchases within the line. The Company's sportswear is distinguished by the use of fashion fabrics which, as result of the use of basic designs, gives these products a high perceived value relative to price. Retail prices range from $15.00 to $25.00. Sportswear accounted for approximately 50% of the Company's gross sales for fiscal 1996.

       Dresses. As a result of the use of basic designs and common fabrics, the Company's dresses and rompers compete principally based upon prompt delivery and aggressive pricing. Retail prices range from $30.00 to $40.00. The Company's dresses and rompers accounted for approximately 39% of the Company's gross sales for fiscal 1996.

       Product Development. In 1995, the Company commenced designing, developing and manufacturing apparel under private label for both apparel specialty and mass merchandise store chains. The Company's product development offerings accounted for approximately 11% of its gross sales for fiscal 1996.

PRODUCT DESIGN

       Each of the Company's divisions maintains its own merchandising and design staffs which meet weekly to discuss adjustments in product mix, construction, styles, fabrics and colors. The merchandising staff determines market trends by visiting retail stores and trade shows throughout the United States and Europe and consulting with buyers for retail stores and with representatives of textile suppliers and mills. Based upon such research, the division's merchandising staff selects the styles, fabrics and colors for each new product line. The design team then prepares concept boards containing proposed designs and fabric selections which are reviewed both within the Company and, on occasion, with major customers. After a review of such selection by the Company's production staff to determine that each item can be manufactured within the division's established cost structure, working prototypes of each garment are prepared and reviewed and the design and production patterns are finalized. The Company's sales force actively monitors the sell-through of each product to determine changes in consumer preferences.

MANUFACTURING

       The Company maintains a flexible manufacturing program consisting of (i) a cutting and sewing joint venture with an affiliate of its largest sewing contractor in Los Angeles, (ii) using independent sewing contractors in the Los Angeles area to supplement the joint venture and (iii) manufacturing products through independent cutting and sewing contractors abroad.

       Domestic Sewing Contractors. In fiscal 1996, all of the Company's domestic products were manufactured to its specifications by sewing contractors in the Los Angeles area. The Company believes that its use of domestic contract manufacturers allows it to respond more quickly to the needs of certain customers than would be the case if it relied solely on importing finished goods and enables it to avoid the significant capital expenditures and costs associated with a larger production force which would be incurred if it were to rely solely on in-house manufacturing. The rapid response to a customer's needs permitted by contract manufacturing, as well as the Company's policy of manufacturing products based primarily on orders, enables the Company and its customers to reduce the costs and risks of making early commitments for fabric and piece goods and maintaining finished goods inventory, including the risk of fashion obsolescence.

       The Company currently uses 32 domestic sewing contractors, the five largest of which account for approximately 67% of the Company's products. Although the Company has no master manufacturing agreements with any of its contractors and competes with other apparel companies for production capacity, the Company believes that its relationships with its contractors are satisfactory and that alternative sources for sewing services are readily available.

       The principal fabrics used in the Company's domestically manufactured products are solid knits, novelty knits, denim and cotton, which are currently acquired from suppliers and textile mills located in the United States. One source accounted for approximately 19% of the Company's fabric for fiscal 1996, and the five largest accounted for approximately 61% of such fabric. Although the Company has no long-term agreements with any of its domestic fabric suppliers and competes with other apparel companies for fabric, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of fabric are readily available.

       The Company's employees currently inspect each of its domestic contractors at least three times each week for compliance with the Company's specifications and patterns and monitor the timely delivery of finished goods to the Company. The Company has expanded such quality assurance efforts by inspecting the quantity and quality of all fabric received from its fabric suppliers and by inspecting at least 10% of all finished goods received from its domestic sewing contractors. In the event more than five percent of the fabric inspected is found to be defective, all such product will be returned to the fabric supplier and reinspected upon its redelivery to the Company.

       In-House Manufacturing. The Company entered into a manufacturing joint venture (the "Joint Venture") with Lebr Associates, Inc. (the "Partner"), an affiliate of the Company's largest sewing contractor in November 1994 and the Joint Venture commenced operations in May 1995. The purposes of the Joint Venture are to assist the Company to (i) maintain and enhance the quality of certain products, (ii) decrease the time required for manufacturing certain products to enhance the Company's responsiveness to its customers, (iii) lower the manufacturing costs of certain products, (iv) comply with the individual manufacturing requirements of certain large customers and (v) provide a safe and productive workplace in conformity with federal and state laws for persons manufacturing the Company's products. The Joint Venture currently cuts all of the Company's domestic products and sews approximately 10% of such products.

       The Joint Venture is a California limited partnership. The Company and the Partner each are equal limited partners and each hold one-half of the outstanding capital stock of the sole general partner, a California corporation (the "General Partner"). The Company and the Partner each have the right to elect one-half of the directors of the General Partner. Certain actions by the General Partner or the Joint Venture require the approval of all the directors of the General Partner, including, but not limited to, acquiring an interest in real property, expending over $50,000, acquiring or issuing securities, incurring indebtedness, making any distribution, amending organizational documents or disposing of any assets, other than in the ordinary course of business. Larry Brahim, Chairman of the Company, is the President of the Joint Venture, and Brenda Daitch, the daughter of a principal of the Partner, is the Chief Operating Officer of the Joint Venture. The Company and the Partner each are obligated to contribute up to $300,000 to the Joint Venture. As of December 31, 1996, the Company had contributed approximately $198,000 to the Joint Venture. The Joint Venture had income of approximately $576,000 for the fiscal year ended December 31, 1996, of which $288,000 was allocated to the Company under the equity method of accounting.

       Importing. In July 1994, the Company commenced foreign sourcing from various points in the Philippines, Hong Kong, and China to attract additional retail customers which offer product at lower price points and are generally supplied by offshore manufacturers. Contracting with foreign manufacturers enables the Company to take advantage of lower prevailing labor rates and, accordingly, to produce a garment which can be sold in the moderate price range while maintaining a cost of manufacture lower than that of a domestically manufactured product. The Company's import sales for 1996 were $6,385,000, 11% of total volume compared to $11,700,000 for 1995, 15% of total volume.

       All foreign manufacturing is performed in accordance with detailed specifications furnished by the Company, and is subject to quality control standards with the right to reject products that do not meet such specifications. As part of its quality control procedure, the Company receives in Los Angeles pre-production samples and, subsequently, in-production samples from each factory for inspection by quality control personnel before accepting shipment of the product to the United States.

       The Company currently retains an agent in the Philippines to monitor production in order to assure timely delivery and maintain quality control, inspect finished garments and issue inspection certificates before shipment to the United States. The Company pays a commission based upon the contract cost of the product for this service. The Company purchases garments directly through Hong Kong and Taiwanese trading companies for the limited production of garments in the Philippines, China, and Taiwan. The products produced in Hong Kong and China are manufactured by factories with whom management has had previous long standing relationships and favorable prior experiences. The Company also purchases finished fabric from Taiwan.

       The Company arranges for production of its products with foreign suppliers on a purchase order basis, with each order generally backed by an irrevocable international letter of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company has not entered into any long term arrangements with foreign manufacturers. This provides the Company with flexibility in the selection of manufacturers for production of goods. The Company believes that the loss of any particular manufacturer in any country could be replaced by another manufacturer in a reasonable time period. However, in the event of the loss of a major manufacturer the Company would experience a temporary interruption in supply of garments and quota. The period of time from placement of a purchase order by the Company through shipment and delivery in the United States ranges from approximately 75 to 150 days.

       The Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, quotas, restrictions on the transfer of funds, work stoppage and, in certain parts of the world, political instability. The Company believes that its principal competitors, many of whom also rely on manufacturing sources in the Far East, may experience similar risks.

       The Company's product costs, pricing structure and profit margins depend, in part, on the currency exchange rates between the United States and the countries in which its products are manufactured. The currencies of these countries have, from time to time, increased in value against the U.S. dollar and may experience further increases in the future as a result of various factors, including the balance of payments, overall economic conditions or government intervention. Although the Company does not believe that such fluctuations in exchange rates have had a material effect on its operations to date, depending upon their extent and duration, such fluctuations could materially increase the Company's cost of goods, resulting in higher product prices or lower profits unless alternative manufacturing arrangements can be implemented.

       The Company's foreign manufacturing is conducted under the constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including those from which the Company is currently sourcing products. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company is unable to predict whether legislation which could result in additional U.S. customs duties, quotas or other restrictions on the importation of its products will be enacted in the future. The enactment of such legislation could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company. However, the trend today is towards lowering tariffs and eliminating textile quotas.
The United States, in the Uruguay Round Agreements Act enacted by the Congress to implement the GATT Uruguay Round Agreement, has committed itself to doing both over the next ten years.

       The Company does not contract for quota separately from the garment cost. Quota charges are included in the purchase order cost. For this reason, the Company views its current factories as valuable sources for the quota categories it intends to import.

MARKETING

       During fiscal 1996, the Company's products were sold to over 600 department stores, apparel specialty stores and discount chains, many of which have locations throughout the United States. The Company's customers include Dillard's, Federated Department Stores, J.C. Penney, Robinson/May Department Stores, Mervyns, and Sears, which accounted for an aggregate of 38% of the Company's gross sales for fiscal 1996. No single customer accounted for more than 11% of the Company's gross sales for fiscal 1996. Commencing in 1994, the Company has sought to reduce its reliance upon lower volume apparel specialty stores, which generally have higher returns and a less secure credit ratings than department stores and discount chains, primarily by hiring more experienced sales personnel with prior relationships with department stores and discount chains. As a result of such efforts and the consolidation of retail stores generally, the number of the Company's customers was reduced from 850 in fiscal 1993 to 670 in fiscal 1994 to 640 in fiscal 1995 and 610 in fiscal 1996.


       The Company sells its products directly through a 14 person sales staff located in showrooms in both Los Angeles and New York. In addition, senior management actively participates in selling to major accounts.

       The Company's sportswear and dresses are marketed primarily under the Jalate brand name. Approximately 25% of the Company's net sales for fiscal 1996 was attributable to the Company's products sold under the customers' labels. The use of its own label allows a customer to increase its gross profit margin due to the established value of its brand name.

       The Company provides product development for apparel retailers, including Dillard's Department Stores, Victoria's Secret and Limited Express. In this effort, the Company's employees work in coordination with a customer to develop, design and manufacture goods to be sold under the customer's own label. Approximately 10% of the Company's net sales for fiscal 1996 was attributable to apparel designed by the Company on behalf of customers. The Company believes that its commitment to value pricing, which provides consumers with well-made, fashionable apparel for a moderate price, is generally recognized by apparel retailers and is a principal reason for the success of the Company's product development offerings.

BACKLOG

       The Company's backlog of orders was approximately $16,906,000 at March 14, 1997, compared to approximately $14,430,000 at March 14, 1996, an increase of 17%. Ninty-six percent of the orders included in such backlog require shipment before May 31, 1997. Such orders generally may be canceled only in the event of late delivery or delivery of non-conforming goods. The Company generally has not experienced difficulty in shipping orders by the dates requested by its customers or in material returns of its products. The amount of backlog which is manufactured and shipped during any period is dependent on various factors and, accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments.

COMPETITION

       Each segment of the women's and kids apparel industry in which the Company offers products is highly competitive. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, specialty stores, retail chains and mass merchandisers, including certain of the Company's customers, which sell apparel under their own labels. The Company's principal competitors include Rampage Clothing Company, Chorus Line, Oshkosh, and California Concepts. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company.

       The Company competes primarily on the basis of fashion fabrics and moderate pricing in its sportswear and kids line, and timely delivery and aggressive pricing in its dresses and rompers. Although the Company believes that its competitive strategy in the past has resulted in its increased market share, there can be no assurance that the Company will be able to maintain or increase its revenues or earnings or to correctly anticipate, gauge and respond to changing preferences of consumers and retailers in a timely manner.

EMPLOYEES

       At February 28, 1997, the Company had 172 full-time employees, of whom five were engaged in corporate management, 19 in administration, 19 in merchandising and design, 35 in pattern and sample making, 44 in production, 23 in sales and customer service, five in data entry and 22 in warehousing and shipping. The Company's employees are not covered by any collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

 ITEM 2.        PROPERTIES

TRADEMARKS

       The Company has registered certain of its labels and brand names in selected foreign countries and intends to seek registration of its labels and brand names in the United States. The Company believes, however, that the importance of brand awareness in general has diminished and that consumers have come to view value pricing as increasingly important.

PROPERTIES

       In the fourth quarter of 1993, the Company moved its executive offices, design and production facilities and warehouse to a single building in Los Angeles, California. These premises contain approximately 61,500 square feet, of which approximately 8,500 square feet are used for administrative offices, 8,500 square feet for design and production and 44,500 square feet for shipping and warehousing, and are leased from an independent third party under a lease which expires on November 14, 1998. The monthly rent on such premises is presently $24,000. The Company has an option to purchase its Los Angeles warehouse throughout the lease term. The purchase price is $4,300,000 if escrow closes within the first 36 months of the lease term, $4,730,000 between the 37th and 48th month and $5,203,000 between the 49th and 61st month.

       On October 11, 1994, the Company entered into a lease with an independent third party for approximately 90,000 square feet located in City of Commerce, of which 9,000 square feet is used for administrative offices, 40,000 square feet is used for additional warehousing and inspection of piece goods and 40,000 square feet is used for manufacturing. The initial term of the lease is five years and two months, commencing on December 1, 1994, and is subject to two options to renew for five years each. The annual rent on such premises is $237,600 subject to adjustment in the 33rd month. The Company has agreed to sublease 40,000 square feet of these premises to the Joint Venture on the same terms as set forth in the lease.

       In addition the Company leases its showrooms in Los Angeles and New York. The Company believes that its facilities are adequate for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

       The Company is from time to time involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on its financial statements taken as a whole.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

AMEX LISTING

       The Company's Common Stock currently trades on the American Stock Exchange ("AMEX") under the symbol "JLT."

       The following table sets forth, for the periods indicated, the range of high and low closing prices on AMEX.

1995                                                                         Low              High
----                                                                         ---              ----
First Quarter.....................................................          $6.75            $7.75
Second Quarter....................................................          $5.375           $7.75
Third Quarter.....................................................          $5.00            $6.00
Fourth Quarter....................................................          $2.875           $5.25

1996                                                                         Low              High
-------                                                                      ---              ----

First Quarter.....................................................          $2.50            $4.00

Second Quarter....................................................          $3.25            $4.625

Third Quarter......................................................         $3.50            $4.688

Fourth Quarter.....................................................         $2.875           $4.50

       On March 11, 1997, the closing price of the Company's Common Stock as reported on AMEX was $3.00. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 14, 1997, there were approximately 382 shareholders of record of the Company.

DIVIDENDS

       The Company currently intends to retain any future earnings to provide funds for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company is prohibited from paying dividends under the terms of its credit facilities. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition and capital requirements and general business conditions.

ITEM 6

Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 6 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-K THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PROVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFEHARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS YEARLY REPORT ON FORM 10-K ARE MADE PURSUANT TO THE ACT.

       SELECTED FINANCIAL DATA

       The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   Year Ended December 31,
                              -------------------------------------------------------------------------------------------
                                    1992                1993                      1994               1995          1996
                                         Pro                    Pro                    Pro
                               Actual   Forma     Actual       Forma         Actual   Forma          Actual       Actual
                              -------  -------   -------      -------       -------  -------        -------       -------
STATEMENT OF OPERATIONS
DATA
Net sales . . . . . . . . .   $29,377  $29,377    $38,255      $38,255       $63,887  $63,887        $70,800      $54,021
Cost of goods sold  . . . .    21,607   21,607     27,729       27,729        46,872   46,872         56,211       39,514
                              -------  -------   -------       -------       -------  -------        -------       -------
Gross profit  . . . . . . .     7,770    7,770     10,526       10,526        17,015   17,015         14,589       14,507

Operating expenses  . . . .     7,412    6,343 (1)  8,291        8,291        14,071   14,071         16,977       14,220
                              -------  -------    -------      -------       -------  -------        -------       -------
Earnings (loss) from              358    1,427      2,235        2,235         2,944    2,944         (2,388)         287
operations  . . . . . . . .
Interest Expense                  228      228        412(3)       412(3)        359      359            896          548
Equity in earnings of joint
venture . . . . . . . . . .         -        -          -            -             -        -            (75)        (288)
                              -------  -------    -------      -------       -------  -------        -------       -------
Earnings (loss) before            130    1,199      1,823        1,823         2,585    2,585         (3,209)          27
income taxes (benefit)  . .
Income taxes (benefit)
 Current period . . . . . .        23      487(2)      78          744(2)        720      912(2)        (313)           _
Settlement of tax
examination . . . . . . . .         -     -           200(3)       200(3)          -        -              -            -
                              -------  -------    -------      -------       -------  -------        -------       -------
Net earnings (loss) . . . .   $   107  $   712    $ 1,545      $   879       $ 1,865  $ 1,673        $(2,896)     $    27
                              =======  =======    =======      =======       =======  =======        =======       =======
Net earnings (loss) per
share(4)  . . . . . . . . .                       $  0.65      $  0.37       $  0.59   $0.53         $ (0.85)     $   .01
                                                  =======      =======       =======  =======        =======       =======
Common and common
equivalent shares
outstanding . . . . . . . .                     2,393,000    2,393,000     3,149,000  3,149,000    3,390,000    3,488,000
                                                =========    =========     =========  =========    =========    =========

 (1) The Company paid salaries and bonuses to certain officers in the aggregate amount of $2,119,000, and $1,197,000, respectively, for each of the years in the two-year period ended December 31, 1993. The Company entered into employment agreements with such officers effective as of January 1, 1993 which require aggregate annual base salaries of $1,050,000 plus certain benefit payments. Pro forma operating expenses for the year ended December 31, 1992 reflects a pro forma adjustment reducing the compensation paid to such officers to the amounts that would have been paid under such employment agreements.

(2) Effective November 1, 1989, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable California tax laws. As a result, the earnings of the Company have been taxed for federal and California income tax purposes directly to the Company's shareholders rather than to the Company. On the consummation of the Company's initial public offering, the Company became subject to federal and California income taxes. Pro Forma Statement of Operations Data has been adjusted to reflect the income tax expense that would have been recorded had the Company not been an S Corporation.

(3) In July 1993, the Internal Revenue Service completed its examination of the Company's federal income tax returns for October 31, 1989 through December 31, 1991 Statement of Operations Data includes as an expense $200,000 of federal and state taxes and $70,000 of interest thereon recorded by the Company in the year ended December 31, 1993 as a result of such examination. Such tax assessments related primarily to 1989 and prior to the Company's S Corporation election.

(4) For information pertaining to the calculation of net earnings (loss) per common share, see Note 1 of Notes to Financial Statements.

                                                                December 31,
                                           ------------------------------------------------
                                              1992      1993       1994       1995     1996
                                            -------    -------    -------   -------   ------
                     Balance sheet Data
                     Working capital . .    $  778     $   971    $ 7,384   $ 4,108    $3,738


                     Total assets  . . .     3,510       5,229     12,523     9,183     9,173

                     Total current           2,631       3,712      4,327     3,846     3,809
                     liabilities . .

                     Shareholders' equity      879       1,517      8,196     5,337     5,364




FACTORS THAT MAY AFFECT FUTURE RESULTS

All forward-looking statements contained in this Item 6 are subject to, in addition to the other matters described in the Report on Form 10-K, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company caustions the reader that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND  RESULTS OF OPERATIONS

GENERAL

       The following discussion is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere in this Report.

       During the last five years, the women's apparel industry has experienced a continuing decline in consumer demand and a continuing trend in consumer preference for value-priced products. The result of such changes has been a continuing consolidation among apparel retailers with an attendant increase in competition among apparel manufacturers. As a result, the Company has experienced, and is likely to continue to experience, substantial fluctuations in the volume, average unit price, gross profit margin and operating expense in each of its product categories as it responds to changes in the demands of apparel retailers, consumer preferences and the general economy.

       In fiscal 1994, the Company (i) commenced foreign manufacturing in response to increased competition by importers for budget-priced products, (ii) commenced development of a manufacturing joint venture with an affiliate of the Company's largest sewing contractor to improve the efficiency, quality and cost of its products, (iii) reduced its reliance upon apparel specialty stores and
(iv) expanded its management information systems and computerized marking and grading equipment.

       In fiscal 1995, the Company commenced a program of (i) replacing its Lajate brand of sportswear and Zanoni brand of dresses with the Jalate name, which accounted for 50% and 27%, respectively, of the Company's gross sales in fiscal 1995, (ii) reducing its operating expenses, (iii) improving its administrative, production, distribution, financial reporting, human resources and MIS capabilities and (iv) expanding its Product Development division which designs, develops and manufactures under private label.

       In Fiscal 1996, the Company commenced a program of (1) starting a Kids clothing line which had a sales backlog of $1,000,000 at December 31, 1996,
(ii) implementing improved shipping procedures and managed markdowns which reduced dilution from 9.9% of sales in 1995 to 7.1% in 1996, and (iii) improving gross profit margins from 20.6% in 1995 to 26.9% in 1996.

       There can be no assurance that such efforts will enable the Company to maintain its competitive position.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage which certain items in the pro forma statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                       Percentage Dollar
                                         Percent of Net Sales         Increase (Decrease)
                                       ------------------------   --------------------------
                                        Year Ended December 31           1994       1995
                                       ------------------------          and        and
                                        1994     1995     1996           1995       1996
                                       ------   ------   ------         ------     ------
Net sales . . . . . . . . . . . .      100.0%   100.0%   100.0%           10.8%     (23.7)
Cost of goods sold  . . . . . . .      (73.4)   (79.4)   (73.1)           19.9      (29.7)
                                       -----    -----    -----
Gross profit  . . . . . . . . . .       26.6     20.6     26.9           (14.3)       (.6)
Operating expenses  . . . . . . .      (22.0    (24.0)   (26.3)           20.7      (16.2)
                                       -----    -----    -----
Earnings (loss) from operations .      4.6       (3.4)      .6          (181.1)     112.0
Interest expense  . . . . . . . .     (0.6)      (1.2)    (1.0)          149.6      (38.8)
Equity in earnings of joint
venture . . . . . . . . . . . . .        -        0.1       .5               -      284.0
                                       -----    -----    -----
Earnings (loss) before income
taxes (benefit) . . . . . . . . .      4.0       (4.5)      .1          (224.1)     100.8
Income  taxes  (benefit)  . . . .      1.4       (0.4)       -          (134.3)     (100)
                                       -----    -----     -----
Net earnings (loss) . . . . . . .      2.4       (4.1)       .1         (273.1)     100.9
                                       =====    =====     =====

FISCAL 1996 COMPARED TO FISCAL 1995

       Net Sales. Gross sales decreased from $78,539,000 in fiscal 1995 to $58,154,000 in fiscal 1996, a decrease of 26.0%, due to a decrease in the volume of apparel sold from 8,729,000 units to 5,867,000 units, a decrease of 32.8%, which was offset in part by an increase in the average wholesale price from $9.00 to $9.91, an increase of 10.1%. The decrease in volume was due primarily from discontinuing the Pottery and Missy divisions and the Company's policy to be more selective in its customer base in order to maintain adequate profitability levels.

       Returns and allowances decreased from $5,564,000 (7.1% of gross sales) for fiscal 1995 to $2,442,000 (4.2% of gross sales) for fiscal 1996, a decrease of 56.1%. This was due to the decrease in gross sales and the Company's implementation of improved procedures to manage quality control in the preproduction, production and distribution operations.

       Discounts decreased from $2,175,000 (2.8% of gross sales) for fiscal 1995 to $1,691,000 (2.9% of gross sales) for fiscal 1996, a decrease of 22.3%. This decrease is due primarily to the decrease in gross sales.

       As a result of the foregoing factors, net sales decreased from $70,800,000 for fiscal 1995 to $54,021,000 for fiscal 1996, a decrease of 23.7%.

       Gross Profit. Gross profit decreased from $14,589,000 (20.6% of net sales) for fiscal 1995 to $14,507,000 (26.9% of net sales) for fiscal 1996, a decrease of 0.6%. The increase in gross profit as a percentage of net sales was due primarily to the decrease in discounts, returns and allowances and to the Company's policy of selecting customers that provide acceptable gross profit margins.

       Operating Expenses. Operating expenses decreased from $16,977,000 (24.1% of net sales) for fiscal 1995 to $14,220,000 (26.3% of net sales) for fiscal 1996, a decrease of 16.2%. This decrease was due primarily to the decrease in sales. While the dollar amount of operating expenses decreased, the percentage of operating expenses to net sales increased 2.3%. The increase in percentages was partially attributable to the Company's preproduction and production expenses that increased from $1,828,000 (2.6% of net sales) to $2,757,000 (5.1% of net sales). The main reason for this was the implementation of the Company's procedures to improve the performance of these departments, which resulted in an increase in the experience level and number of personnel. The results of these improvements had a direct impact on reducing the amount of returns and allowances, which resulted in the Company's obtaining a significant improvement in its gross profit. This was partially offset by a decrease in shipping costs from $2,326,000 (3.3% of net sales) to

$1,134,000 (2.1% of net sales). The decrease in shipping costs as percentage of net sales was due to the Company's restructuring of its distribution center which among other items resulted in minimizing air shipments. All of the other categories remained consistent or changed only slightly as a percentage of sales.

       Interest Expense. Interest expense primarily reflects interest payable on advances from the factor. Interest expense decreased from $896,000 for fiscal 1995 to $548,000 for fiscal 1996, a decrease of 38.8%. This was primarily due to the improvements the Company made in managing the level of its inventories and the related debt to finance inventories.

       Equity Earnings in Joint Venture. The Company is a partner in a manufacturing joint venture with an affiliate of its largest sewing contractor. The Company accounts for its investment in the joint venture under the equity method of accounting. The Company's share of equity in earnings in the joint venture increased from $75,000 in 1995 to $288,000 in 1996. See Note 6 to the Financial Statements appearing elsewhere in the Form 10-K.

       Inome Taxes.   The Company did not record any income tax expense or
benefit in 1996 as its effective tax rate was zero due to a reduction in the valuation allowance resulting from a reversal of certain temporary differences. The Company recorded an income tax benefit in 1995 in the amount of $313,000, representing an effective income tax benefit of 9.8%. The benefit was the result of carrying back certain losses. As of December 31, 1996, the Company recorded a valuation allowance of $750,000 related to deferred tax assets of
$750,000.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. See Note 8 to the Financial Statements appearing elsewhere in this Form 10-K.

       FISCAL 1995 COMPARED TO FISCAL 1994

       Net Sales. Gross sales increased from $68,753,000 in fiscal 1994 to $78,539,000 in fiscal 1995, an increase of 14.2%, due to an increase in the volume of apparel sold from 7,448,000 units to 8,729,000 units, an increase of 17.2%, which was offset in part by a decrease in the average wholesale price from $9.23 to $9.00, a decrease of 2.5 %. The large increase in volume was due primarily to an increase in sales in the Jalate division as a result of the Company's concentration of effort in that division, which was offset in part by the consolidation of the Company's woven sportswear and kids lines into the newly-formed Product Development division.

       Returns and allowances increased from $3,269,000 (4.8% of gross sales) for fiscal 1994 to $5,564,000 (7.1% of gross sales) for fiscal 1995, an increase of 70.2%, due to the increase in gross sales, weak consumer demand and the attempt of apparel retailers to improve their own operating results.

       Discounts increased from $1,597,000 (2.3% of gross sales) for fiscal 1994 to $2,175,000 (2.8% of gross sales) for fiscal 1995, an increase of 36.2%. This increase in volume and as a percent of gross sales was due primarily to the Company's increased dealings with discount chains and department stores which request higher discounts than apparel specialty stores.

       As a result of the foregoing factors, net sales increased from $63,887,000 for fiscal 1994 to $70,800,000 for fiscal 1995, an increase of 10.8%.

       Gross Profit. Gross profit decreased from $17,015,000 (26.6% of net sales) for fiscal 1994 to $14,589,000 (20.6% of net sales) for fiscal 1995, a decrease of 14.3%. The decrease in gross profit in absolute terms and as a percent of net sales was due primarily to mark downs associated with the weak economic and market conditions for the apparel industry in general which resulted in lower gross profit margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost.

       Operating Expenses. Operating expenses increased from $14,071,000 (22.0% of net sales) for fiscal 1994 to $16,977,000 (24.0% of net sales) for fiscal 1995, an increase of 20.7%. This increase was due primarily to the continued increase in sales. While the dollar amount of all major expense categories increased, all categories except design and general and administrative remained consistent or changed only slightly as a percentage of sales. Design costs increased from $2,222,000 (3.5% of net sales) to $2,833,000 (4.0% of net sales), an increase of 27.5%, due to increases in the design staff to handle the increased sales volume. General and administrative expense increased from $5,302,000 (8.3% of net sales) to $6,627,000 (9.4% of net sales), an increase of 25.0%, due to increases in liability and health insurance, rent, public relations, consulting, employee recruiting and depreciation and amortization expenses, all of which are related to the increased sales of the Company.

       Interest Expense. Interest expense primarily reflects interest payable on advances from the factor. Interest expense increased from $359,000 for fiscal 1994 to $896,000 for fiscal 1995, an increase of 149.6%, due to the financing of higher outstanding debt incurred in connection with the build up of inventories in anticipation of the increases in sales.

       Income Taxes. Income tax benefit for 1995 amounted to $313,000, representing an effective income tax benefit of 9.8%, compared to income tax expense of $912,000 (pro forma) for 1994, representing an effective income tax rate of 35.3%. In 1995, the Company had a loss before income tax benefit of $3,209,000. Accordingly, the Company recorded a valuation allowance of $783,000 related to deferred tax assets of $783,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. See Note 8 to the Financial Statements appearing elsewhere in this Form 10-K.

       Net Earnings. Net earnings decreased from $1,673,000 (pro forma) ($0.53 per common share) for fiscal 1994 to a loss of $2,896,000 ($0.85 per common share) for fiscal 1995, a decrease of 273.1%, primarily due to the matters described above.

VARIABILITY OF QUARTERLY RESULTS

       The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel collections, (ii) the level of consumer acceptance of each new collection, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of customer orders and (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements.

       In addition, the women's apparel business is seasonal. Historically, sales by apparel manufacturers to retailers have been lower in the fourth calendar quarter than in the other three quarters as a result of reduced purchases by retailers for delivery in the month of December.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its working capital requirements from its cash flow from operations, advances drawn against factored receivables, a bank line of credit to finance imports, and the proceeds of its initial public offering in 1994. The Company believes that its present and currently available sources of working capital are sufficient to maintain its current level of operations for the foreseeable future.

       On March 23, 1994, the Company completed an initial public offering of 900,000 shares of Common Stock. Net proceeds to the Company totaled approximately $4,348,000. On April 20, 1994, the Company sold an additional 135,000 shares of Common Stock to the underwriters to cover over-allotments. Net proceeds to the Company totaled approximately $754,000.

       Net cash used by operating activities for fiscal 1996 was $2,000 compared to cash provided by operating activities for fiscal 1995 of $497,000. At December 31, 1996, working capital was $3,738,000, a decrease of $370,000 as compared to working capital of $4,108,000 as of December 31, 1995. Inventory decreased from $4,432,000 at December 31, 1995 to $3,572,000 at December 31, 1996.

       The Company currently has an "advance" factoring arrangement with Congress Talcott Corporation (Western) (the "Factor") pursuant to which the Company sells to the Factor, without recourse for the financial inability of the customer to pay, all trade receivables of the Company acceptable to the Factor at their net invoice price less a commission of 0.45% in the event annual sales are less than $50 million and 0.40% if annual sales are greater than $50 million. Prior to such payment, the Company may draw short-term advances from the Factor up to 90% of the uncollected receivables, which advances bear interest at an annual rate of prime rate established from time to time by Philadelphia National Bank (8.25% at December 31, 1996 and March 1,
1997). The Factor collects such advances and interest by offsetting against amounts due the Company upon collection of factored receivables. The amount of advances the Company is permitted to draw from the Factor is determined by the Factor in its sole discretion and the Factor may terminate its obligation to provide advances to the Company upon the Company's breach or without cause upon 60 days written notice. The Company's obligations to the Factor are secured by the Company's accounts receivable.

       The balance of advances from the Factor was $6,326,000 at December 31, 1995, compared to $2,214,000 at December 31, 1996. At December 31, 1995, the amount payable to the Company for factored receivables upon the collection thereof less the amount of outstanding advances (the "amount due from factor") and open credit memos was $455,000 compared to $2,767,000 at December 31, 1996. Accounts receivable due primarily to customer chargebacks decreased from $1,492,000 at December 31, 1995 to $594,000 at December 31, 1996. The Company has recorded a reserve for uncollectible chargebacks of $669,000 as of December 31, 1995, and $358,000 as of December 31, 1996. The Company also has non factored receivables and bears the entire risk on these receivables which increased from $166,000 at December 31, 1995 (0.2% of net sales) to $585,000 ($317,600 backed by letters of credit) at December 31, 1996 (1.1% of net sales). As of December 31, 1996, $2,497,000 was available to the Company under the Factor's advance provisions.

       The Company has a $6,000,000 credit facility with Wells Fargo HSBC Trade Bank, N.A. (formerly known as The Hongkong and Shanghai Banking Corporation Limited) (the "Bank") to finance the importation of apparel. The credit facility has a $2,000,000 (amended to $3,000,000 on March 17, 1997) sublimit for loans against imports created upon the payment of letters of credit, a $500,000 sublimit for shipping guarantees and a $3,000,000 limit for a standby letter of credit to takeout existing letters of credit issued by the Factor under the Company's factoring arrangement. The Company is charged a fee of 1/8% upon the opening of a letter of credit and 1/8% when the letter of credit is presented for payment, and $75 per shipping guarantee. Loans against imports bear interest at the prime rate established from time to time by Wells Fargo Bank (8.25% at December 31, 1996 and at March 14, 1997) plus 0.75% (reduced to 0.25% on March 17, 1997) and are payable 60 days from the day the advance is made. Under the credit facility, the Company is subject to certain restrictive financial covenants including, but not limited to, a maximum debt to tangible net worth ratio of 1.25 to 1.00, a minimum tangible net worth of $4,750,000, a minimum current ratio of 1.5 to 1.0, a limitation on capital expenditures to $750,000 per year and prohibitions on the payment of dividends, the sale of assets, mergers and advances to or investments in other persons. The credit facility is secured by a first priority security interest in imported inventory, a second priority security interest in accounts receivable and an assignment of amount due from factor. The credit facility is due on demand or, if no demand is made, on May 31, 1997. The Company had issued letters of credit amounting to $2,486,000 at December 31, 1996, compared to $2,449,000 at December 31, 1995, and had loans outstanding against imports amounting to $684,000 on December 31,1996, compared to $90,000 at December 31, 1995. As of December 31, 1996, $2,830,000 was available under the credit facility.

       In November 1994, the Company entered into a manufacturing joint venture (the "Joint Venture") with Lebr Associates, Inc., an affiliate of the Company's largest sewing contractor. For a description of the Joint Venture, see "Item
1. Business - Manufacturing - Inhouse Manufacturing." In May 1995, the Joint Venture purchased certain sewing machines and ancillary equipment. In connection with the purchase of such equipment, the Joint Venture borrowed an aggregate of $306,248 from General Electric Capital Corporation ("GECC"). Such indebtedness (i) is secured by the equipment, (ii) is payable in sixty (60) equal consecutive monthly installments and (iii) bears interest at the annual rate of 3.42% over the one-month commercial paper rate as stated from time to time in the Federal Reserve Statistical Release (5.5% at December 31, 1996). See Note 6 to the Financial Statements appearing elsewhere in Form 10-K.

INFLATION

       The Company believes that the relatively moderate rates of inflation in recent years have not had a significant effect on its net sales or its profitability. Historically, the Company has been able to offset any inflationary effect by either increasing prices or improving cost efficiencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 3 - Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 3 - Election of Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information - Security Ownership of Principal Shareholders and Management" and "Proposal 3 - Election of Directors" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 3 - Election of Directors - Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

         (a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Schedules on page F-1 for a list of financial statements and financial statement schedules filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1996.

         (c) Exhibits. The following is a list of exhibits filed as a part of this report.



EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
     3.1        Restated Articles of Incorporation of the Company [3.1*] (1)
     3.2        Bylaws of the Company [3.2*] (1)

     4.1        Form of stock certificate [4.3*] (2)

     4.2        Underwriters' Warrant Agreement dated March 16, 1994, among the Company,
                H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc. [4.2*] (6)
     10.1       Employment Agreement dated as of January 1, 1993, between the Company and
                Larry Brahim [10.1*] (1)

     10.2       Employment Agreement dated as of January 1, 1993, between the Company and
                Theodore B. Cooper [10.2*] (1)
     10.3       Employment Agreement dated as of January 1, 1993, between the Company and
                Jeffrey L. Friedman [10.3*] (1)

     10.4       Employment Agreement dated as of January 1, 1993, between the Company and
                Jan L. Grossman [10.4*] (1)

     10.5       Employment Agreement dated as of February 17, 1994, between the Company and Martin Zwiebach [10.5*] (2)
     10.6       Indemnification Agreement dated as of October 21, 1993, between the
                Company and Larry Brahim [10.6*] (1)

     10.7       Indemnification Agreement dated as of October 21, 1993, between the
                Company and Theodore B. Cooper [10.7*] (1)
     10.8       Indemnification Agreement dated as of October 21, 1993, between the
                Company and Jeffrey L. Friedman [10.8*] (1)

     10.9       Indemnification Agreement dated as of October 21, 1993, between the
                Company and Jan L. Grossman [10.9*] (1)


    10.10       Jalate, Ltd. 1993 Stock Incentive Plan, together with forms of stock option and restricted stock agreements [10.10*] (1)
    10.11       Standard Industrial/Commercial Single-Tenant Lease-Gross dated September
                8, 1993, between Swede Sportswear Co., Inc., as lessor, and the Company, as lessee [10.11*] (1)

    10.12       Standard Industrial Lease - Net dated August 15, 1988, between Flora E.
                Maclise and Chairman E. Robinson, as lessor, and the Company, as lessee
                [10.12*] (1)

    10.13       Lease dated November 7, 1989, between California Mart, as lessor, and the
                Company, as lessee [10.13*] (1)
    10.14       Standard Industrial Lease - Multi-Tenant dated August 21, 1992, between
                Eugene J. Mulholland and Leonor Mulholland, D/B/A Contract Associates, as
                lessor, and the Company, as lessee [10.14*] (1)

    10.15       Discount Factoring Agreement dated August 17, 1987, between Congress
                Talcott Corporation and the Company, as amended [10.15*] (1)
    10.16       Underwriting Agreement dated March 16, 1994, among the Company, H.J.
                Meyers & Co., Inc. and Sanders Morris Mundy Inc. [10.16*] (6)

    10.17       Lease dated March 15, 1994, between the Company and Gettinger Associates
                [10.16*] (3)

    10.18       Letter agreement dated April 21, 1994, between the Company and Congress
                Talcott Corporation [10.17*] (4)
    10.19       Letter agreement dated April 21, 1994, between the Company and Congress
                Talcott Corporation (10.18*] (4)

    10.20       Standard Form Month-to-Month Lease dated June 7, 1994, between the
                Company and Jack Litt Trust [10.19*] (4)
    10.21       Master Equipment Lease dated July 5, 1994, between the Company and
                XL/Datacomp, Inc. [10.20*] (4)

    10.22       Articles of Incorporation of Linroz Manufacturing, Inc. [10.21*] (5)

    10.23       Bylaws of Linroz Manufacturing, Inc. [10.22*] (5)
    10.24       Agreement of Limited Partnership of Linroz Manufacturing Company, L.P.
                [10.23*] (5)

    10.26       Standard Industrial/Commercial Single Tenant Lease - Gross dated October
                11, 1994, by the Company, as lessee, and George Familian Testamentary
                Trust, as lessor as amended [10.25*] (5)
    10.27       Letter agreement dated December 16, 1994, between the Company and
                Congress Talcott Corporation [10.26*] (6)
    10.28       Consulting Agreement dated August 9, 1995, between the Company and Martin
                Zwiebach [10.28*] (7)

   10.29       Letter agreement dated May 17, 1995, between the Company and Congress
               Talcott Corporation (Western) [10.29*] (7)
   10.30       Letter Agreement dated May 17, 1995, between the Company and Congress
               Talcott Corporation (Western) [10.30*] (7)

   10.31       Promissory Note dated May 5, 1995 in the principal amount of $306,247.99 payable by Linroz Manufacturing Company, L.P. (the "Joint Venture") to
               General Electric Capital Corporation ("GECC") [10.31*] (7)

   10.32       Master Security Agreement dated March 24, 1995, between GECC, as secured party, and the Joint Venture, as debtor [10.32*] (7)
   10.33       Commercial Credit Agreement dated July 24, 1995, between the Company and
               The Hongkong and Shanghai Banking Corporation Limited [10.26*] (8)

   10.34       Continuing Commercial Letter of Credit and Security Agreement, between the Company and The Hongkong and Shanghai Banking Corporation Limited
               [10.27*] (8)
   10.35       Optional Advance Time Note (Loans Against Imports) dated July 24, 1995 in the amount of U.S. $3,000,000 by the Company in favor of The Hongkong and
               Shanghai Banking Corporation Limited [10.28*] (8)

   10.36       General Security Agreement dated July 24, 1995, between the Company and
               The Hongkong and Shanghai Banking Corporation Limited [10.29*] (8)

   10.37       Continuing Standby Letter of Credit and Security Agreement dated July 24,
               1995, between the Company and The Hongkong and Shanghai Banking
               Corporation Limited [10.30*] (8)
   10.38       Continuing Indemnity Agreement dated July 24, 1995, between the Company and The Hongkong and Shanghai Banking Corporation Limited [10.38*] (8)

   10.39       Promissory Noted dated October 1, 1995 in the amount of $34,000 by Larry
               Brahim in favor of the Company [10.32*] (8)
   10.40       Promissory Note dated October 1, 1995 in the amount of $68,000, by
               Theodore B. Cooper in favor of the Company [10.33*] (8)

   10.41       Letter agreement dated January 24, 1996, between the Company and I.S.K.,
               Inc. (10.41*) (6)

   10.42       Engagement Agreement dated July 17, 1995, between the Company and Sonoma
               Group, Inc. (10.42*) (6)
   10.43       Employment Agreement dated December 1, 1995, between the Company and
               Vinton W. Bacon. (10.43*) (6)

   10.44       Indemnification Agreement dated January 1, 1996, between the Company and
               Vinton W. Bacon. (10.46*) (6)

   10.47       Indemnification Agreement dated March 26, 1994, between the Company and
               Allan E. Dalshaug. (10.47*) (6)

   10.48       Indemnification Agreement dated August 21, 1995, between the Company and
               I. Jay Goldfarb. (10.48*) (6)

   10.49       Indemnification Agreement dated March 26, 1994, between the Company and
               Howard L. Hughes. (10.49*) (6)
   10.50       Indemnification Agreement dated January 1, 1996, between the Company and
               Phillip C. Levin.  (10.50*) (6)

   10.51       First Amendment to Commercial Credit Agreement dated as of February 29,
               1996, between the Company and Wells Fargo HSBC Trade Bank, N.A.
               (formerly, The Hongkong and Shanghai Banking Corporation Limited).
               (10.51*) (6)
   10.52       Letter agreement dated February 16, 1996, between the Company and
               Congress Talcott Corporation (Western).  (10.52*) (6)

   10.53       Employment Agreement with Frederick A. Findley dated May  6, 1996.

   10.54       Indemnity Agreement with Frederick A. Findley dated January  1, 1996.

   10.55       Continuing Credit Agreement dated June 1, 1996, between the Company and the Wells Fargo HSBC Trade Bank, N.A. (Formerly, The Hong Kong and
               Shanghai Banking Corporation Limited.)
   10.56       First Amendment to Agreement dated November 30, 1996 between the Company and Wells Fargo HSBC Trade Bank, N.A.

   10.57       Letter Agreement dated July 25, 1996, between  the Company and Congress
               Talcott Corporation (Western).
   10.58       Letter Agreeemnt dated March 4, 1997, between the Company and Congress
               Talcott Corporation (Western).
   10.59       Second Amendment to Agreement dated March 17, 1997, between the Company and Wells Fargo HSBC Trade Bank, N.A.
   10.60       Certificate of Amendment dated February 25, 1997, of Restated Article of
               Incorporation of Jalate, Ltd.
    23.1       Consents of KPMG Peat Marwick LLP


       * Indicates the exhibit number of the document in the original filing.

1. Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 24, 1994 (File No. 33-75694).

2. Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 1994.

3. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

5. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

6. Filed as a exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

7. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

8. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

9. Filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1995.

                                  JALATE, LTD.

                       Index to Financial Statements and
                          Financial Statement Schedule

                                                                                                              Page
                                                                                                              ----
Jalate, Ltd.:
    Independent Auditors' Report                                                                               F-2
    Financial Statements of Jalate, Ltd.:
         Balance Sheets - December 31, 1995 and 1996                                                           F-3
         Statements of Operations - Years ended December 31, 1994, 1995 and 1996                               F-4
         Statements of Shareholders' Equity - Years ended December 31, 1994, 1995 and 1996                     F-5
         Statements of Cash Flows - Years ended December 31, 1994, 1995 and 1996                               F-6
         Notes to Financial Statements                                                                         F-8

    Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                                                       F-18

Linroz Manufacturing Company, L.P.:
    Independent Auditors' Report                                                                               F-19
    Financial Statements of Linroz Manufacturing Company, L.P.:
         Balance Sheets - December 31, 1995 and 1996 (1995 unaudited)                                          F-20
         Statements of Earnings - Years ended December 31, 1995 and 1996
            (1995 unaudited)                                                                                   F-21
         Statements of Partners' Capital - Years ended December 31, 1995 and 1996
            (1995 unaudited)                                                                                   F-22
         Statements of Cash Flows - Years ended December 31, 1995 and 1996
            (1995 unaudited)                                                                                   F-23
         Notes to Financial Statements                                                                         F-24

All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Jalate, Ltd.:

We have audited the accompanying financial statements of Jalate, Ltd. as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jalate, Ltd. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Los Angeles, California
March 3, 1997

                                  JALATE, LTD.

                                 Balance Sheets

                           December 31, 1995 and 1996

                                  ASSETS                                              1995                  1996
                                                                                 -----------           -----------
Current assets:
   Cash                                                                          $    92,000                97,000
   Due from factor, net (notes 2 and 7)                                              455,000             2,767,000
   Trade accounts receivable, less allowance for doubtful receivables of
     $669,000 in 1995 and $358,000 in 1996 (notes 2 and 7)                           989,000               821,000
   Inventories (notes 3 and 7)                                                     4,432,000             3,572,000
   Refundable income taxes (note 8)                                                1,567,000               120,000
   Prepaid expenses and other current assets                                         313,000               170,000
   Due from officers (note 5)                                                        106,000                   --
                                                                                 -----------            ----------
          Total current assets                                                     7,954,000             7,547,000

Property and equipment, at cost, net (note 4)                                        868,000             1,050,000
Investment in joint venture (note 6)                                                 269,000               482,000
Other assets, at cost                                                                 92,000                94,000
                                                                                 -----------            ----------
                                                                                 $ 9,183,000             9,173,000
                                                                                 ===========            ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank (note 7)                                                 $    90,000               684,000
   Trade accounts payable                                                          3,147,000             2,776,000
   Accounts payable to joint venture (note 6)                                         41,000                95,000
   Accrued expenses                                                                  568,000               254,000
                                                                                 -----------            ----------
          Total current liabilities                                                3,846,000             3,809,000
                                                                                 -----------            ----------

Shareholders' equity (note 11):
   Preferred stock, no par value.  Authorized 3,000,000 shares; none
     issued and outstanding                                                              --                    --
   Common stock, no par value.  Authorized 20,000,000 shares; issued and outstanding 3,390,500 and 3,403,000 shares in 1995 and 1996,
     respectively                                                                  5,311,000             5,311,000
   Retained earnings                                                                  26,000                53,000
                                                                                 -----------            ----------
          Total shareholders' equity                                               5,337,000             5,364,000

Commitments and contingencies (notes 2, 7 and 9)
                                                                                 -----------            ----------
                                                                                 $ 9,183,000             9,173,000
                                                                                 ===========            ==========


             See accompanying notes to financial statements.

                                  JALATE, LTD.

                            Statements of Operations

                             Years ended December 31

                                                             1994                   1995                  1996
                                                         ------------           ------------          ------------
Gross sales (note 10)                                    $ 68,753,000             78,539,000            58,154,000
Less sales returns, allowances and discounts                4,866,000              7,739,000             4,133,000
                                                         ------------            -----------           -----------
    Net sales                                              63,887,000             70,800,000            54,021,000

Cost of goods sold (note 6)                                46,872,000             56,211,000            39,514,000
                                                         ------------            -----------           -----------
    Gross profit                                           17,015,000             14,589,000            14,507,000

Operating expenses                                         14,071,000             16,977,000            14,220,000
                                                         ------------            -----------           -----------
    Earnings (loss) from operations                         2,944,000             (2,388,000)              287,000
                                                         ------------            -----------           -----------
Other (income) expense:
  Interest                                                    359,000                896,000               548,000
  Equity in earnings of joint venture (note 6)                    --                 (75,000)             (288,000)
                                                         ------------            -----------           -----------
    Total other expense                                       359,000                821,000               260,000
                                                         ------------            -----------           -----------
    Earnings (loss) before income taxes
      (benefit)                                             2,585,000             (3,209,000)               27,000

Income taxes (benefit) (note 8)                               720,000               (313,000)                  --
                                                         ------------            -----------           -----------
    Net earnings (loss)                                     1,865,000            $(2,896,000)               27,000
                                                                                 ===========           ===========
Pro forma income tax adjustment (unaudited) (note 8)
  - provision for income taxes incremental to
  historical taxes                                            192,000
                                                         ------------
    Net earnings (loss) after pro forma income tax
      adjustment (unaudited)                             $  1,673,000
                                                         ============
Net earnings (loss) per share after pro forma income
  tax adjustment (unaudited as to 1994)                  $        .53                   (.85)                  .01
                                                         ============            ============           ==========
Weighted average number of common and common
  equivalent shares outstanding during the year             3,149,000              3,390,000             3,488,000
                                                         ============            ============           ==========


             See accompanying notes to financial statements.

                                  JALATE, LTD.

                       Statements of Shareholders' Equity

                            Years ended December 31



                                                        Common stock                            Total
                                                  -----------------------      Retained     shareholders'
                                                  Shares         Amount        earnings        equity
                                                  ---------    -----------     ----------     -----------
Balance at December 31, 1993                      2,343,000    $    75,000      1,442,000      1,517,000

Proceeds from issuance of common
stock in connection with initial
public offering                                   1,035,000      5,102,000             --      5,102,000

S Corporation distributions                              --             --       (385,000)      (385,000)

Compensation expense recognized
in connection with the vesting
of certain stock options                                 --         97,000             --         97,000

Net earnings                                             --             --      1,865,000      1,865,000
                                                  ---------      ---------      ---------      ---------
Balance at December 31, 1994                      3,378,000      5,274,000      2,922,000      8,196,000

Exercise of stock options                            12,500             --             --             --

Compensation expense recognized in
connection with the vesting of certain
stock options                                            --         37,000             --         37,000

Net loss                                                 --             --     (2,896,000)    (2,896,000)
                                                  ---------      ---------      ---------      ---------
Balance at December 31, 1995                      3,390,500      5,311,000         26,000      5,337,000

Exercise of stock options                            12,500             --             --             --

Net earnings                                             --             --         27,000         27,000
                                                  ---------      ---------      ---------      ---------
Balance at December 31, 1996                      3,403,000     $5,311,000         53,000      5,364,000
                                                  =========     ==========      =========      =========



See accompanying notes to financial statements.

                                  JALATE, LTD.

                            Statements of Cash Flows

                            Years ended December 31

                                                              1994                   1995                   1996
                                                          -----------             ----------              ---------
Cash flows from operating activities:
  Net earnings (loss)                                    $  1,865,000             (2,896,000)               27,000
                                                         -----------              ----------             ---------
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization of property and
      equipment                                               148,000                292,000               405,000
    Compensation expense recognized in connection with
      the vesting of certain stock options                     97,000                 37,000                   --
    Increase (decrease) in allowance for doubtful
      receivables                                             500,000                169,000              (311,000)
    Undistributed earnings of joint venture                       --                 (75,000)             (213,000)

Changes in assets and liabilities:
  (Increase) decrease in:
    Due from factor, net                                   (2,302,000)             3,349,000            (2,312,000)
    Trade accounts receivable                              (1,441,000)               399,000               479,000
    Inventories                                            (2,836,000)               670,000               860,000
    Refundable income taxes                                       --              (1,567,000)            1,447,000
    Prepaid expenses and other current assets                (611,000)               376,000               143,000
    Due from officers                                             --                (106,000)              106,000
    Deferred public offering costs                            449,000                    --                    --
    Other assets                                             (100,000)                43,000                (2,000)
  Increase (decrease) in:
    Accounts payable                                          884,000               (434,000)             (317,000)
    Accrued expenses                                          243,000                240,000              (314,000)
    Income taxes payable                                      (80,000)                   --                    --
                                                          -----------             ----------              ---------

        Total adjustments                                  (5,049,000)             3,393,000               (29,000)
                                                          -----------             ----------              ---------
        Net cash provided by (used in)
          operating activities                             (3,184,000)               497,000                (2,000)
                                                          -----------             ----------              ---------
Cash flows from investing activities:
  Capital expenditures                                       (714,000)              (532,000)             (587,000)
  Investment in joint venture                                 (49,000)              (145,000)                  --
                                                          -----------             ----------              ---------
        Net cash used in investing activities                (763,000)              (677,000)             (587,000)
                                                          -----------             ----------              ---------



                                  (Continued)

                                  JALATE, LTD.

                                                               1994                  1995                   1996
                                                          -----------             ----------              ---------
Cash flows from financing activities:
  Net proceeds from note payable to bank              $           --                  90,000               594,000
  Net proceeds from issuance of common stock
                                                            5,102,000                    --                    --
  S Corporation distributions paid to
    shareholders                                           (1,085,000)                   --                    --
                                                          -----------             ----------              ---------
                   Net cash provided by financing
                     activities                             4,017,000                 90,000               594,000
                                                          -----------             ----------              ---------
                   Net increase (decrease) in cash             70,000                (90,000)                5,000

Cash at beginning of year                                     112,000                182,000                92,000
                                                          -----------             ----------              ---------
Cash at end of year                                   $       182,000                 92,000                97,000
                                                          ===========             ==========              =========

Supplemental disclosures of cash flow information:
      Cash payments (refunds) during the year for:
         Interest                                     $       359,000                896,000               548,000
         Income taxes                                       1,305,000                724,000            (1,454,000)
                                                          ===========             ==========             ==========


             See accompanying notes to financial statements.

                                  JALATE, LTD.

                         Notes to Financial Statements

                           December 31, 1995 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Jalate, Ltd. (the Company) manufactures women's and children's apparel for sale to retailers under the labels Jalate, Zanoni, Lajate and Jalate Kids. The Company also manufactures women's apparel for certain retailers under their private labels.

     INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

     DEPRECIATION AND AMORTIZATION

     Depreciation on property and equipment is calculated using various accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Allowances for estimated sales returns, allowances and discounts are provided when related revenue is recorded.

     INVESTMENT IN JOINT VENTURE

     Investment in joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in joint venture when received.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method of accounting for income taxes whereby deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share is based on the weighted average number of shares of common and common equivalent stock outstanding (when dilutive) during the year. Common stock equivalents consist of stock options.

     Fully diluted net earnings (loss) per share is not presented since the amounts do not differ significantly from primary net earnings per share or are antidilutive.

                                  JALATE, LTD.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company's cash, due from factor, trade accounts receivable, due from officers, advances from factor, note payable to bank, trade accounts payable and accrued expenses approximate the carrying values because of the short maturities of these instruments.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied to stock options issued in 1995 or later. The Company has adopted FAS 123 effective January 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. The adoption of FAS 123 has had no impact on the Company's financial position or results of operations.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company has adopted FAS 121, effective January 1, 1996. The adoption of FAS 121 has not had any impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1996 presentation.

(2)  DUE FROM FACTOR

     The Company has an agreement, as amended, with a factor whereby the factor purchases most of the trade accounts receivable and assumes all credit risks with respect to such accounts for a factoring charge, as defined. The Company can draw advances from the factor based on a predetermined percentage of accounts receivable sold. Advances bear interest at the prime rate (8.25% at December 31, 1996). Advances on receivables sold in excess of credit limits established for each account are subject to recourse in the event of nonpayment by the customer. At December 31, 1996, there were no amounts sold in excess of such credit limits. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. Any

                                  JALATE, LTD.

     advances from the factor are secured by all receivables and general intangibles. The agreement with the factor contains certain restrictive financial covenants. At December 31, 1996, the Company was in compliance with all covenants.



     A summary of due from factor follows:

                                                       DECEMBER 31
                                          ---------------------------------
                                               1995                  1996
                                          -----------            ----------
Receivables held by factor                 $7,453,000             5,234,000
Less advances from factor                   6,326,000             2,214,000
Less open credit memos                        672,000               253,000
                                           ----------            ----------
                                           $  455,000             2,767,000
                                           ==========            ==========

     (3)        INVENTORIES

     A summary of inventories is as follows:

                                                   DECEMBER 31
                                       --------------------------------
                                           1995                  1996
                                      -----------            ----------
Piece goods and trim                  $ 1,692,000             1,379,000
Work in process                           729,000               809,000
Finished goods                          2,011,000             1,384,000
                                      -----------            ----------
                                      $ 4,432,000             3,572,000
                                      ===========            ==========


(4)  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                       DECEMBER 31
                                           --------------------------------
                                               1995                  1996                    USEFUL LIVES
                                           ----------            ----------          -----------------------
Equipment                                  $  837,000             1,269,000          5 to 7 years
Furniture and fixtures                        150,000               137,000          7 years
Computer software                              53,000               128,000          3 years
Leasehold improvements                        340,000               433,000          Shorter of estimated
                                           ----------            ----------             useful lives or lease
                                            1,380,000             1,967,000             terms
Less accumulated depreciation and
   amortization                               512,000               917,000
                                           ----------             ---------
                                           $  868,000             1,050,000
                                           ==========             =========

                                  JALATE, LTD.

(5)   DUE FROM OFFICERS

     Amounts due from officers were due on demand and provided for interest at the prime rate plus .25% per annum, payable monthly. Amounts were repaid in January 1996.

(6)   INVESTMENT IN JOINT VENTURE

     In November 1994, the Company entered into a manufacturing joint venture (Joint Venture) with an affiliate of its largest sewing contractor (the Partner) to improve the efficiency, quality and cost of its products. The Joint Venture is a California limited partnership. The Company and the Partner each are equal limited partners and each hold one-half of the outstanding capital stock of the sole general partner, a California corporation. The Joint Venture commenced operations in May 1995.

     For the years ended December 31, 1995 and 1996, purchases from the Joint Venture aggregated $1,939,000 and $3,457,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $41,000 and $95,000 at December 31, 1995 and 1996, respectively.

     The table below contains the summarized financial information of the Joint
     Venture:

                                                             YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                           1995                  1996
                                                      -----------            ----------
                                                       (Unaudited)
               Net sales                             $ 1,939,000             3,457,000
               Gross profit                              393,000               917,000
               Operating expenses                        218,000               297,000
               Net earnings                              150,000               576,000
                                                      ==========             =========


                                                                  DECEMBER 31
                                                       --------------------------------
                                                           1995                  1996
                                                      -----------            ----------
                                                       (Unaudited)
               Current assets                        $   188,000               553,000
               Noncurrent assets                         996,000               935,000
                                                     -----------            ----------
                  Total assets                       $ 1,184,000             1,488,000
                                                     ===========            ==========


               Current liabilities                   $   214,000               203,000
               Long-term debt                            432,000               321,000
                                                     -----------            ----------
                  Total liabilities                      646,000               524,000

               Partners' capital                         538,000               964,000
                                                     -----------            ----------
                                                     $ 1,184,000             1,488,000
                                                     ===========            ==========


     The Company is contingently liable for guarantees on certain indebtedness of the Joint Venture with aggregate outstanding balance of $416,000 as of December 31, 1996.

                                  JALATE, LTD.

(7)  NOTE PAYABLE TO BANK

     The Company has a $6,000,000 credit facility with a bank to finance imports. The credit facility has a $2,000,000 sublimit for loans against imports created upon the payment of letters of credit and a $500,000 sublimit for shipping guarantees. Loans against imports bear interest at the bank's prime rate (8.25% at December 31, 1996) plus .75% and are payable 60 days from the day the advance is made. The credit facility is secured by a first priority security interest in imported inventory, a second priority security interest in accounts receivable and an assignment of amount due from factor. The credit facility expires on demand or on May 31, 1997. As of December 31, 1996, the Company had $2,830,000 available under the amended credit facility. At December 31, 1996, the Company was contingently liable for outstanding letters of credit of approximately $2,486,000. Under the credit facility, the Company is subject to certain restrictive financial covenants. As of December 31, 1996, the Company was in compliance with all covenants, except with a provision prohibiting the guarantee of obligations of other entities. However, the Company received a waiver from the bank with respect to the Company's guarantees of certain indebtedness of the Joint Venture (note
     6).

(8)  INCOME TAXES

     From November 1, 1989 through March 23, 1994, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code and under similar provisions for California franchise tax purposes. Accordingly, the shareholders reported their equity in the earnings and loss of the Company on their individual Federal and California income tax returns. On March 23, 1994, the Company completed an initial public offering of the common stock and, since that date, has been taxed under the provisions of Subchapter C of the Internal Revenue Code and under similar provisions for California franchise tax purposes.

     Effective March 23, 1994, the Company revoked its S Corporation election, becoming a regular tax paying or C Corporation. The tax provisions for the year ended December 31, 1994 include historical income taxes and pro forma unaudited income tax adjustments which represent taxes which would have been reported had the Company been subject to Federal and California income taxes as a C Corporation. The Company's conversion to a C Corporation on March 23, 1994 resulted in a one-time noncash credit to earnings equal to the amount of the net change in the deferred tax asset of $145,000. This amount is reflected as deferred taxes in the provision for historical income taxes in the accompanying 1994 statement of operations.

                                  JALATE, LTD.

     The historical and pro forma provisions for income taxes for the years ended December 31, 1994 and 1995 consist of the following:

                                                                          1994                   1995
                                                                       ---------             ---------
     Historical income taxes (benefit):
        Federal:
           Current                                                     $ 973,000              (828,000)
           Deferred                                                     (422,000)              386,000
                                                                       ---------             ---------
                  Total Federal                                          551,000              (442,000)
                                                                       ---------             ---------
        State:
           Current                                                       246,000                   --
           Deferred                                                      (77,000)              129,000
                                                                       ---------             ---------
                  Total state                                            169,000               129,000
                                                                       ---------             ---------
                  Total historical income taxes (benefit)                720,000              (313,000)
                                                                       ---------             ---------
     Pro forma tax adjustments (unaudited):
        Federal                                                          175,000                   --
        State                                                             17,000                   --
                                                                       ---------             ---------
                  Total pro forma adjustments (unaudited)                192,000                   --
                                                                       ---------             ---------
                  Total income taxes (benefit)                         $ 912,000              (313,000)
                                                                       =========             =========


     Historical and pro forma income taxes (benefit) differs from the statutory tax rate of 34% as applied to earnings (loss) before income taxes (benefit) as follows:

                                                         1994                  1995                  1996
                                                     ---------             ----------                ------
     Expected income taxes (benefit)                $  879,000             (1,091,000)                9,000
     State income taxes, net of Federal
        benefit                                        112,000                    --                    --
     Change in valuation allowance                         --                 783,000                   --
     One-time credit upon conversion to C
        Corporation status                            (145,000)                   --                    --
     Other                                              66,000                 (5,000)               (9,000)
                                                     ---------             ----------                ------
                                                     $ 912,000               (313,000)                  --
                                                     =========             ==========                ======

                                  JALATE, LTD.

     Deferred income tax expense results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax-effected differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                          1995                  1996
                                                                      ---------              --------
          Allowance for doubtful accounts receivable                  $ 366,000               195,000
          Uniform capitalization of inventories                         220,000               177,000
          Net operating loss carryforward                               197,000               378,000
                                                                      ---------              --------
                     Total deferred tax assets                          783,000               750,000

          Valuation allowance                                          (783,000)             (750,000)
                                                                      ---------              --------
                     Net deferred tax assets                          $     --                    --
                                                                      =========              ========

     The valuation allowance as of December 31, 1995 was reduced by $33,000 in 1996 to give effect to the reversal of certain temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income and projected taxable income and tax planning strategies in making this assessment. Based upon those factors, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Accordingly, the Company has recorded a valuation allowance related to these deferred tax assets.

     The Company has net operating loss carryforwards for Federal income tax purposes of approximately $662,000 and for California franchise tax purposes of approximately $1,395,000 which expire through 2011.

     Refundable income taxes at December 31, 1995 result from recovery of payment of estimated tax and the carryback of the 1995 tax loss. Refundable income taxes at December 31, 1996 result from the recovery of payment of estimated tax.

(9)   COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases for its office, warehouse and showroom space that expire through May 2000. The Company has an option to purchase its Los Angeles warehouse throughout the lease term, which commenced November 1993. The purchase price is $4,730,000 if escrow closes between the 37th and 48th month of the lease term and $5,203,000 between the 49th and 61st month.

     The Company has subleased a portion of its office and warehouse space to the Joint Venture for annual rent ranging from $109,000 to $124,000 through January 2000.

     Rental expense for operating leases approximated $579,000, $653,000 and $696,000 during the years ended December 31, 1994, 1995 and 1996, respectively, net of sublease income of $109,000 in 1995 and $119,000 in 1996.

                                  JALATE, LTD.

     Future minimum lease payments under noncancelable operating leases are as follows:

                Year ending December 31:
                   1997                                   $   803,000
                   1998                                       796,000
                   1999                                       437,000
                   2000                                        56,000
                                                          -----------
                                                            2,092,000
                   Less sublease income                       394,000
                                                          -----------
                                                          $ 1,698,000
                                                          ===========

     The Company has two employment contracts with certain officers requiring, among other things, an aggregate annual base salary of $440,000 plus incentives through December 31, 1998.

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on the financial statements taken as a whole.

(10)  CONCENTRATION OF RISKS

     The Company sells its products principally to customers throughout the United States. The Company has an agreement with a factor whereby the factor purchases most of the trade accounts receivable and assumes all credit risks with respect to such accounts for a factoring charge, as defined (see note 2). Management performs regular evaluations concerning the ability of its customers to satisfy their obligations.

     The Company has a customer accounting for approximately 11% of net sales in 1996.

     The Company sources certain products from various points in the Philippines, Hong Kong and China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers (e.g., quotas), restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and within those countries, among various factories. To date, these factors have not had a material adverse impact on the Company's operations.

(11)  SHAREHOLDERS' EQUITY

     On March 23, 1994, the Company completed an initial public offering of 900,000 shares of common stock. Net proceeds to the Company totaled approximately $4,348,000. On April 20, 1994, the Company sold an additional 135,000 shares of common stock to the underwriters to cover overallotments. Net proceeds to the Company totaled approximately $754,000.

                                  JALATE, LTD.

     In October 1993, the Board of Directors of the Company adopted the 1993 Employee Stock Incentive Plan (the Plan), pursuant to which officers, directors, employees and independent contractors of the Company will be eligible to receive shares of the common stock of the Company or other securities or benefits with a value derived from the value of the common stock of the Company. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 754,941. Shares subject to option under the Plan were as follows:

                                                                                     WEIGHTED AVERAGE
                                                                                      EXERCISE PRICE
                                                                  SHARES
                                                                 --------            ----------------
     Outstanding at December 31, 1993                                 --                    $   --

     Granted in connection with the public offering               375,500                     5.64
     Granted subsequent to the public offering                     84,000                     7.94
     Canceled                                                      (3,700)                    6.50
                                                                 --------
     Outstanding at December 31, 1994                             455,800                     6.05

     Granted                                                      222,500                     3.71
     Exercised                                                    (12,500)                     .01
     Canceled                                                    (200,400)                    5.59
                                                                 --------
     Outstanding at December 31, 1995                             465,400                     5.29

     Granted                                                      615,700                     2.89
     Exercised                                                    (12,500)                     .01
     Canceled                                                    (479,800)                    5.21
                                                                 --------
     Outstanding at December 31, 1996                             588,800                     2.96
                                                                 ========                     ====

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -----------------------------------------------------       -------------------------------
                              NUMBER         WEIGHTED AVERAGE
                          OUTSTANDING AT         REMAINING            WEIGHTED            NUMBER             WEIGHTED
        RANGE OF           DECEMBER 31,      CONTRACTUAL LIFE         AVERAGE         EXERCISABLE AT         AVERAGE
        EXERCISE               1996                                   EXERCISE         DECEMBER 31,          EXERCISE
        PRICES                                                         PRICE               1996               PRICE
     ------------         ---------------    ----------------        ----------       --------------        ----------
     $2.75 - 3.94            579,200             9.2 years            $ 2.89              254,204            $ 2.81
      6.50 - 7.38              9,600             7.5 years              6.96                4,475              6.92
                             -------                                  ======              -------
      2.75 - 7.38            588,800                                                      258,679              2.88
     ============            =======                                                      =======            ======

                                  JALATE, LTD.

     The per share weighted average fair value of stock options granted during 1995 and 1996 was $2.55 and $2.04 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1995 and 1996 - expected dividend yield 0%, expected volatility of 51% and an expected life of 10 years. The assumed risk-free interest rate was 5.75% and 6.36% in 1995 and 1996, respectively. The Company applies APBO No. 25 in accounting for its plans and, accordingly, has recognized compensation cost under APBO No. 25 for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's pro forma net loss and loss per share would be as follows:

                                               1995                  1996
                                          ------------             ---------
                  Net loss                $(2,961,000)             (460,000)
                  Loss per share                 (.87)                 (.13)
                                          ===========              ========




     Pro forma net loss and loss per share reflect only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options' vesting period of up to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(12) FOURTH QUARTER INFORMATION

     During the fourth quarter of 1995, the Company wrote down inventories to reflect lower of cost or market revisions by approximately $916,000 and recorded bad debt expense of approximately $537,000.

                                  Schedule II

                                  JALATE, LTD.

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1995 and 1996

                                       BALANCE AT             ADDITIONS
                                       BEGINNING             CHARGED TO                                 BALANCE AT END
                                         OF YEAR             OPERATIONS             DEDUCTIONS             OF YEAR
                                       ----------           -----------             -----------         --------------
Allowance for doubtful
   accounts receivable:
      1994                            $      --                500,000                   --                500,000
                                      ==========             =========               =======               =======

      1995                            $  500,000             1,055,000               886,000               669,000
                                      ==========             =========               =======               =======

      1996                            $  669,000               533,000               844,000               358,000
                                      ==========             =========               =======               =======

                          INDEPENDENT AUDITORS' REPORT

The Partners
Linroz Manufacturing Company, L.P.:

We have audited the accompanying balance sheet of Linroz Manufacturing Company, L.P. as of December 31, 1996 and the related statements of earnings, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linroz Manufacturing Company, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Los Angeles, California
March 3, 1997

                       LINROZ MANUFACTURING COMPANY, L.P.

                                Balance Sheets

                           December 31, 1995 and 1996

                                  ASSETS                                              1995                  1996
                                                                                  ----------            ---------
                                                                                   (Unaudited)
Current assets:
Cash                                                                             $   121,000               421,000
Accounts receivable from Jalate, Ltd. (note 4)                                        41,000                95,000
Prepaid expenses and other current assets                                             26,000                37,000
                                                                                 -----------            ----------
      Total current assets                                                           188,000               553,000

Property and equipment, at cost, net (notes 2, 3 and 4)                              976,000               915,000

Other assets, at cost                                                                 20,000                20,000
                                                                                 -----------            ----------
                                                                                 $ 1,184,000             1,488,000
                                                                                 ===========            ==========

                     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Current maturities of long-term debt (note 3)                                    $   100,000               111,000
Trade accounts payable                                                                90,000                35,000
Accounts payable to related party (note 4)                                               --                 15,000
Accrued expenses                                                                      24,000                42,000
                                                                                 -----------            ----------
      Total current liabilities                                                      214,000               203,000

Long-term debt, less current maturities (note 3)                                     432,000               321,000

Partners' capital                                                                    538,000               964,000

Commitments (note 5)
                                                                                 -----------            ----------
                                                                                 $ 1,184,000             1,488,000
                                                                                 ===========            ==========



             See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                             Statements of Earnings

                     Years ended December 31, 1995 and 1996

                                                                                      1995                  1996
                                                                                 -----------            ----------
                                                                                 (Unaudited)
Net sales (note 4)                                                               $ 1,939,000             3,457,000
Cost of sales                                                                      1,546,000             2,540,000
                                                                                 -----------            ----------
          Gross profit                                                               393,000               917,000

Operating expenses                                                                   218,000               297,000
                                                                                 -----------            ----------
          Earnings from operations                                                   175,000               620,000

Interest expense, net                                                                 25,000                44,000
                                                                                 -----------            ----------
          Net earnings                                                           $   150,000               576,000
                                                                                 ===========            ==========



             See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                        Statements of Partners' Capital

                     Years ended December 31, 1995 and 1996


Partners' capital at December 31, 1994 (unaudited)                                                      $   98,000

Net earnings (unaudited)                                                                                   150,000

Partners' contributions (unaudited)                                                                        290,000
                                                                                                         ---------
Partners' capital at December 31, 1995 (unaudited)                                                         538,000

Net earnings                                                                                               576,000

Distribution to partners                                                                                  (150,000)
                                                                                                         ---------
Partners' capital at December 31, 1996                                                                   $ 964,000
                                                                                                         =========


             See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            Statements of Cash Flows

                     Years ended December 31, 1995 and 1996


                                                                                      1995                  1996
                                                                                 -----------              --------
                                                                                  (Unaudited)

Cash flows from operating activities:
   Net earnings                                                                  $   150,000               576,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                       101,000               218,000
       Changes in assets and liabilities:
         Increase in:
           Accounts receivable from Jalate, Ltd.                                     (41,000)              (54,000)
           Prepaid expenses and other assets                                          (4,000)              (11,000)
         Increase (decrease) in:
           Trade accounts payable                                                     90,000               (55,000)
           Accounts payable to related party                                             --                 15,000
                                                                                 -----------              --------
           Accrued expenses                                                           25,000                18,000
                                                                                 -----------              --------
                   Net cash provided by operating activities                         321,000               707,000
                                                                                 -----------              --------

Cash flows from investing activities - capital expenditures                       (1,076,000)             (157,000)
                                                                                 -----------              --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                          569,000                   --
   Principal payments on long-term debt                                              (37,000)             (100,000)
   Distributions to partners                                                             --               (150,000)
   Partners' contributions                                                           290,000                   --
                                                                                 -----------              --------
                   Net cash provided by (used in) financing activities               822,000              (250,000)
                                                                                 -----------              --------
                   Net increase in cash                                               67,000               300,000



Cash at beginning of year                                                             54,000               121,000
                                                                                 -----------              --------

Cash at end of year                                                              $   121,000               421,000
                                                                                 ===========              ========
Supplemental disclosures of cash flow information - cash paid during the
   year for interest                                                             $    24,000                46,000
                                                                                 ===========              ========



             See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                         Notes to Financial Statements

                           December 31, 1995 and 1996

                                (1995 Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      Linroz Manufacturing Company, L.P., a California limited partnership (the Company), was formed on November 2, 1994 and commenced operations in May 1995. The general partner is Linroz Manufacturing , Inc., which holds a 1% interest in the Company and is owned equally by Jalate, Ltd. (Jalate) and Lebr Associates, Inc. (Lebr). Jalate and Lebr each own 49.5% limited partnership interests in the Company.

      Profits and losses and distributions are allocated to the partners based on their respective ownership percentage of the partnership. The partnership agreement expires on December 31, 2018.

      The Company performs cutting and sewing of women's apparel solely for Jalate, Ltd.

      DEPRECIATION AND AMORTIZATION

      Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets (five years). Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

      REVENUE RECOGNITION

      Revenue is recognized upon shipment of the merchandise.

      INCOME TAXES

      The Company is a limited partnership and is not directly subject to income taxes. Any liability for income taxes is passed to the partners.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company has adopted FAS 121 effective January 1, 1996. The adoption of FAS 121 has not had any impact on the Company's financial position or results of operations.

                       LINROZ MANUFACTURING COMPANY, L.P.

(2)   PROPERTY AND EQUIPMENT

      A summary of property and equipment is as follows:

                                                                                   DECEMBER 31
                                                                       ---------------------------------
                                                                          1995                   1996
                                                                       ----------             ----------
      Machinery and equipment                                         $   765,000               906,000
      Office equipment                                                     43,000                54,000
      Equipment under capital lease                                        24,000                24,000
      Leasehold improvements                                              245,000               250,000
                                                                       ----------             ---------
                                                                        1,077,000             1,234,000
      Less accumulated depreciation and amortization                      101,000               319,000
                                                                       ----------             ---------
                                                                       $  976,000               915,000
                                                                       ==========             =========


(3)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                             DECEMBER 31
                                                                                  -------------------------------
                                                                                     1995                  1996
                                                                                  ---------              --------
      Note payable, secured by equipment and guaranteed by Jalate, due in monthly installments of $6,345 including interest at the
         commercial paper rate (5.5% at December 31, 1996) plus 3.42%,
         maturing November 2000                                                   $ 277,000               224,000
      Note payable, secured by equipment and guaranteed by Jalate, due in monthly installments of $4,942 including interest at the
         commercial paper rate plus 3.42%, maturing June 2000                       232,000               192,000
      Capital lease obligation, secured by the underlying equipment and guaranteed by Contractor Associates, a company owned by the shareholders of Lebr, due in monthly installments of $877
         including interest at 19.5%, maturing October 1998                          23,000                16,000
                                                                                  ---------              --------
                                                                                    532,000               432,000
      Less current maturities                                                       100,000               111,000
                                                                                  ---------              --------
                                                                                  $ 432,000               321,000
                                                                                  =========              ========

                       LINROZ MANUFACTURING COMPANY, L.P.

      Annual maturities of long-term debt as of December 31, 1996 are as follows:

                   1997                     $ 111,000
                   1998                       120,000
                   1999                       122,000
                   2000                        79,000
                                            ---------
                                            $ 432,000
                                            =========


 (4)  RELATED PARTY TRANSACTIONS

      The Company had sales to Jalate, its sole customer, of $1,939,000 and $3,457,000 in 1995 and 1996, respectively. Accounts receivable from Jalate aggregated $41,000 and $95,000 at December 31, 1995 and 1996, respectively.

      During 1996, the Company purchased machinery from Contractor Associates, a company owned by the shareholders of Lebr, for $49,000. At December 31, 1996, a balance of $15,000 was outstanding related to the machinery purchase and is included in accounts payable to related party in the accompanying December 31, 1996 balance sheet. Accounts receivable from Jalate and accounts payable to related party are unsecured and non-interest bearing. See related party leasing transaction in note 5.

(5)   COMMITMENTS

      The Company subleases it manufacturing and office facility from Jalate through January 2000. Future minimum lease payments under the noncancelable sublease as of December 31, 1996 are as follows:

                   Year ending December 31:
                      1997                              $ 124,000
                      1998                                130,000
                      1999                                130,000
                      2000                                 10,000
                                                        ---------
                                                        $ 394,000
                                                        =========


      Rent expense was $109,000 and $119,000 in 1995 and 1996, respectively. Shared expenses amounted to $52,000 for the year ended December 31, 1996 and are included in operating expenses in the accompanying 1996 statement of earnings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.


                                       JALATE, LTD.



                                       By:  /s/ Frederick A. Findley
                                          -------------------------------------
                                                Frederick A. Findley
                                                Vice President and Chief
                                                Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   Signature                                       Title                            Date
                   ---------                                       -----                            ----
 /s/  Vinton W. Bacon                           Chief Executive Officer, Chief Operating      March 25, 1997
 -------------------------------------          Officer and Director
      Vinton W. Bacon

 /s/  Larry Brahim                              Executive Vice President and Director         March 25, 1997
 -------------------------------------
      Larry Brahim

 /s/  Frederick A. Findley                      Vice President - Finance & C F O              March 25, 19977
 -------------------------------------
      Frederick A. Findley


 /s/                                            Executive Vice President and Director         March 25, 1997
 -------------------------------------
      Theordore B. Cooper

 /s/  Jeffrey L. Friedman                       Vice President - Marketing                    March 25, 1997
 -------------------------------------
      Jeffrey L. Friedman

 /s/  Jan L. Grossman                           Vice President - Merchandising and Director   March 25, 1997
 -------------------------------------
      Jan L. Grossman

 /s/  Allan E. Dalshaug                         Director                                      March 25, 1997
 -------------------------------------
      Allan E. Dalshaug

 /s/  Joseph S. Davis                           Director                                      March 25, 1997
 -------------------------------------
      Joseph S. Davis


 /s/  I. Jay Goldfarb                           Director                                      March 25, 1997
 -------------------------------------
      I. Jay Goldfarb


                   Signature                                       Title                            Date
                   ---------                                       -----                            ----

 /s/                                            Director                                      March 25, 1997
 -------------------------------------
      Victor Nichols

 /s/  William Soady                             Director                                      March 25, 1997
 -------------------------------------
      William Soady