Form 10-Q
period 1997-03-31
JALATE LTD INC
filed 1997-05-14
CIK 914026

                    SECURITIES AND EXCHANGE COMMISSION DRAFT
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________

                         Commission File Number 1-12868

                                  JALATE, LTD.
             (Exact name of registrant as specified in its charter)

         California                                            95-4121885
(State or other jurisdiction of                              (I.R.S Employer
  incorporated or organization)                          Identification  Number)


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
The number of shares outstanding of the registrant's Common Stock, no par value, at May 6, 1997 was 3,403,000 shares.

This Form 10-Q contains 18 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements:

                                  JALATE, LTD.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                             MARCH 31,  DECEMBER 31,
                                                               1997         1996
                                                             ---------  ------------
                                     ASSETS

Current assets:
    Cash                                                     $    28           97
    Due from factor                                            3,312        2,767
    Trade accounts receivable, less allowance for
        doubtful receivables of $940  in 1997 and
        $358 in 1996                                             883          821
    Inventories                                                5,066        3,572
    Refundable income taxes                                      114          120
    Prepaid expenses and other current assets                    360          170
                                                             -------      -------
        Total current assets                                   9,763        7,547
Property and equipment, at cost, net                           1,014        1,050
Investment in joint venture                                      567          482
Other assets, at cost                                             90           94
                                                             -------      -------
                                                             $11,434      $ 9,173
                                                             =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to bank                                    $ 2,035          684
    Trade accounts payable                                     3,546        2,871
    Accrued expenses                                             523          254
                                                             -------      -------
        Total current liabilities                              6,104        3,809
                                                             -------      -------

Shareholders' equity:
    Preferred stock, no par value. Authorized 3,000,000
        shares; none issued and outstanding                     --           --
    Common stock, no par value. Authorized 20,000,000
        shares; issued and outstanding 3,403,000,  and
        3,403,000 shares in 1997 and 1996 respectively         5,311        5,311
    Retained earnings                                             19           53
                                                             -------      -------
            Total shareholders' equity                         5,330        5,364
                                                             -------      -------
                                                             $11,434        9,173
                                                             =======      =======


            See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
(in thousands except earnings per share and weighted average shares outstanding)
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        1997             1996
                                                      --------         --------
Net  Sales                                            $ 13,919         $ 14,748

   Cost of goods sold                                   10,091           10,840
                                                      --------         --------

Gross Profit                                             3,828            3,908

   Operating expenses                                    3,887            3,617
                                                      --------         --------

Earnings (loss) from operations                            (59)             291

Other (Income) expense:
   Interest expense                                        131              159
   Equity in earnings of joint venture                    (156)             (85)
                                                      --------         --------
  Total other (income) expense                             (25)              74
                                                      --------         --------

Earnings (loss) before income taxes                        (34)             217
   Income tax  expense                                    --               --
                                                      --------         --------

Net earnings  (loss)                                  $    (34)        $    217
                                                      ========         ========

Net earnings (loss) per common share and
common equivalent shares                              $  (0.01)        $   0.06
                                                      ========         ========

Weighted average common and common
equivalent shares outstanding                            3,403            3,399
                                                      ========         ========



           See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                            Three months ended
                                                                                  March 31,
                                                                            1997          1996
                                                                           -------       -------
Cash flow from operating activities:
   Net earnings (loss)                                                     $   (34)      $   217
                                                                           -------       -------
  Adjustments to reconcile net earnings to net cash used in operating activities:
           Depreciation and amortization                                       105            82
           Increase in allowance for doubtful
           receivables                                                         582           281
           Undistributed  earnings of joint venture                            (85)          (85)
           Changes in assets and liabilities
            (Increase) decrease in:
                 Due from Factor, Net                                       (3,382)         (545)
                 Trade accounts receivable                                    (644)          (61)
                 Inventories                                                (1,494)          323
                 Prepaid expenses and other current assets                    (190)         (259)
                 Due from officers                                            --             103
                 Refundable income taxes                                         6           550
                 Other assets                                                    4             1
            Increase (decrease) in:
                 Trade accounts payable                                        675           747
                 Accrued expenses                                              269           259
                                                                           -------       -------
                 Total adjustments                                          (1,317)       (1,315)
                                                                           -------       -------
                 Net cash provided (used in) operating activities           (1,351)       (1,098)
                                                                           -------       -------

Cash flows from investing activities:
            Capital expenditures                                               (69)         (183)
                                                                           -------       -------
            Net cash used in investing activities                              (69)         (183)
                                                                           -------       -------
Cash flows from financing activities:
                 Net Proceeds from  note payable to bank                     1,351         1,266
                                                                           -------       -------
                 Net cash provided by financing activities                   1,351         1,266
                                                                           -------       -------
                 Net (decrease)  in cash                                       (69)          (15)
Cash at beginning of
period                                                                          97            92
                                                                           -------       -------
Cash at end of period                                                      $    28       $    77
                                                                           =======       =======
Supplemental disclosures of cash flow information
    Cash paid during the period for
        Taxes                                                                 --            --
        Interest                                                           $   131       $   159
                                                                           =======       =======




            See accompanying notes to condensed financial statements.

                                LINROZ MANUFACTURING COMPANY, L.P.
                                          BALANCE SHEETS




                                                    MARCH 31, 1997 DECEMBER 31, 1996
                                                    -------------- -----------------
                                                      (Unaudited)
                                     ASSETS
Current Assets:
   Cash                                               $  573,000         421,000
   Accounts receivable from Jalate, Ltd.                 113,000          95,000
   Prepaid expenses and other current assets               8,000          37,000
                                                      ----------      ----------
               Total current assets                      694,000         553,000


Property and equipment, at cost, net                     888,000         915,000
Other assets, at cost                                     20,000          20,000
                                                      ----------      ----------
                                                      $1,602,000       1,488,000
                                                      ==========      ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Current
liabilities:
    Current maturities of long term debt              $  113,000         111,000
    Trade accounts payable                                14,000          50,000
    Accrued expenses and other liabilities                56,000          42,000
                                                      ----------      ----------
               Total current liabilities                 183,000         203,000

Long-term debt, less current maturities                  292,000         321,000
Partners' capital                                      1,127,000         964,000
                                                      ----------      ----------
                                                      $1,602,000       1,488,000
                                                      ==========      ==========

            See accompanying notes to condensed financial statements

                             LINROZ MANUFACTURING COMPANY, L.P.

                              CONDENSED STATEMENTS OF EARNINGS

                       FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                         (UNAUDITED)



                                                    1997                 1996
                                                 ----------           ----------
Net sales                                        $1,109,000              866,000

Cost of sales                                       698,000              593,000
                                                 ----------           ----------

Gross profit                                        411,000              273,000

Operating expenses                                   88,000               91,000
                                                 ----------           ----------

Earnings from operations                            323,000              182,000

Interest expense, net                                10,000               13,000
                                                 ----------           ----------

Net earnings                                     $  313,000              169,000
                                                 ==========           ==========


            See accompanying notes to condensed financial statements

                       LINROZ MANUFACTURING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)




                                                                                1997           1996
                                                                             ---------       ---------
Cash flows from operating activities:
    Net earnings                                                             $ 313,000         169,000
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                   58,000          51,000
      Changes in assets and liabilities:
          (Increases) decreases in:
             Accounts receivables from Jalate, Ltd.                            (18,000)        (73,000)
             Prepaid expense                                                    22,000            --
             Other assets                                                        6,000            --
           Increases (decreases) in:
             Accounts payable                                                    3,000         (15,000)
             Accrued expenses                                                   (2,000)         10,000
             Other current liabilities                                         (23,000)        (39,000)
                                                                             ---------       ---------
                    Net cash provided by operating activities                  359,000         103,000

Cash flows from investing activities - capital expenditures                    (31,000)         (7,000)

Cash flows from financing activities:
     Principal payments on long-term debt                                      (26,000)        (25,000)
     Distributions to partners                                                (150,000)           --
                    Net cash provided by (used in) financing activities       (176,000)        (25,000)
                                                                             ---------       ---------
                    Net increase in cash                                       152,000          72,000

Cash at beginning of year                                                      421,000         121,000
                                                                             ---------       ---------
Cash at end of period ended March 31                                         $ 573,000         193,000
                                                                             =========       =========

Supplemental disclosures of cash flow information - cash paid
during the year to date period ended March 31 for interest                   $   9,900          13,000
                                                                             =========       =========


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

         As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2.       Income Taxes.

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of March 31, 1997, management's estimate of the 1997 effective tax rate is zero.


3.       Earnings per Share.

         Net earnings (loss) per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.       Inventories

         A summary of inventories at March 31, 1997 is as follows:

         Piece Goods and Trim                $ 1,425
         Work in Process                       1,544
         Finished Goods                        2,097
                                             -------
                                             $ 5,066

5.       Investment in Joint Venture

         In November 1994, the Company entered into a manufacturing joint venture ("Linroz Manufacturing Company L.P." or the "Joint Venture") with an affiliate of its largest sewing contractor ("the Partner") to improve the efficiency, quality and cost of its products. The Joint Venture is a California Limited partneship. The Company and the Partner each are equal limited partners and each hold one-half of the outstanding capital stock of the sole general partner, a California corporation. The Joint Venture commenced operations in May 1995.

         For the three months ended March 31,1997 and 1996, purchases from the Joint Venture aggregated $1,109,000 and $866,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $113,000 and $114,000 at March 31, 1997 and 1996, respectively.

         The table below contains the summarized financial information of the Joint Venture:

                                               Three months ended
                                                    March 31
                                             1997             1996
                                          ----------         -------
                                                  (Unaudited)

                  Net Sales               $1,109,000         866,000
                  Gross profit               411,000         273,000
                  Operating Expenses          88,000          91,000
                  Net earnings               312,000         169,000
                                          ==========         =======

                                          Mar. 31, 1997     Dec. 31, 1996
                                          -------------     -------------
                                                    (Unaudited)
                  Current assets            $  694,000         553,000
                  Non current assets           907,000         935,000
                                            ----------         -------
                   Total assets              1,601,000       1,488,000

                   Current liabilities      $  183,000         203,000
                    Long -term debt            291,000         321,000
                                            ----------         -------
                   Total liabilities           474,000         524,000
                   Partners' capital         1,127,000         964,000
                                            ----------         -------
                                            $1,601,000       1,488,000
                                            ==========       =========

6.       Adoption of Accounting Standards.

         EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement No.128 ("FASB 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.


                        LINROZ MANUFACTURING COMPANY L.P.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       General

         The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a full presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

         As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation 8-X of the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ending December 31, 1996, included in Jalate's, Limited Annual Report and Form 10-K.

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

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Percent of Net Sales
                               Three Months Ended
                                    March 31,


                                                                          % Dollar
                                                                          Increase
                                                   1997         1996     (Decrease)
                                                   -----        -----    ----------
Net sales                                            100%         100%      -5.6%

Cost of goods sold                                  72.5         73.5       -6.9
                                                   -----        -----     ------

Gross profit                                        27.5         26.5       -2.0

Operating expenses                                  27.9         24.5        7.5
                                                   -----        -----     ------

Earnings (loss) from operations                      (.04)        2.0     -120.3

Interest expense                                      .9          1.1      -17.6

Equity in earnings of joint venture                  1.1           .6       83.5
                                                   -----        -----     ------
Earnings (loss) before taxes                         (.2)         1.5     -115.7

              NET SALES. Gross sales decreased to $15,047,000 for the three months ended March 31, 1997 from $16,018,000 for the comparable period of fiscal 1996, a decrease of 6.1%. The decrease in gross sales for the three month period was due to a decrease in the volume of apparel sold from 1,745 to 1,642 units, a decrease of 5.9%. The decrease in volume of apparel sold was due in part to a 10.7% decrease in the number of units sold by the Jalate division and a 15.7% decrease in volume of the Zanoni division. The decrease in units in volume of apparel sold by the Jalate and Zanoni divisions was partially offset by the 431 units of apparel sold by the Kids division which started at the end of the prior fiscal year. The average wholesale prices increased 17.4% for the Zanoni division and decreased 4.5% for the Jalate division.

         RETURNS AND ALLOWANCES AND DISCOUNTS decreased to $1,128,000 (7.5% of gross sales) for the three months ended March 31, 1997 from $1,270,000 (7.9% of gross sales) for the comparable period of fiscal 1996, a decrease of 11.2% due in part to the Company's implementation of improved procedures to manage quality control in the preproduction, production and distribution operations.

         As a result of the above mentioned factors, net sales decreased to $13,919,000 for the three months ended March 31, 1997 from $14,748,000 for the comparable period of fiscal 1996, a decrease of 5.6%.

         GROSS PROFIT. Gross Profit decreased to $3,828,000 (27.5% of net sales) for the three months ended March 31, 1997 from $3,908,000 (26.5% of net sales) for the comparable period of fiscal 1996, an decrease of 2.0%.

         The increase in gross profit as a percent of net sales for the three month period for fiscal 1997 compared to fiscal 1996 was due primarily to the decrease in discounts, returns and allowances in all product lines and to the company's policy of selecting customers that provide acceptable gross profit margins.

         OPERATING EXPENSES. Operating expenses increased to $3,887,000 (27.9% of net sales) for the three months ended March 31, 1997 from $3,617,000 (24.5% of net sales) for the comparable period of fiscal 1996, an increase of 7.5%, primarily due to expenses related to the Kids division start up and non-recurring expenses related to product development.

         INTEREST EXPENSE. Interest expense primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense decreased to $131,000 for the three months ended March 31, 1997 from $159,000 for the comparable period of fiscal 1996, a decrease of 17.6%, due to (i) the decreases in advances from the factor partly as result of reductions in gross sales and (ii) the decrease in the interest rate charged by the factor and Trade Bank.

         EQUITY IN EARNINGS OF JOINT VENTURE. Investment in joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in the joint venture when received. Equity earnings increased to $156,000 for the three months ended March 31, 1997 from $85,000 for the comparable period of fiscal 1996. The increase in earnings is attributable to increased unit volume.

         INCOME TAXES. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of March 31, 1997, management's estimate of the 1997 effective tax rate is zero.

         NET EARNINGS. Net earnings decreased to a net loss of $34,000 ($0.01 per common share) for the three months ended March 31, 1997 from net earnings of $217,000 ($.06 per common share) for the comparable period of fiscal 1996. The decrease in net earnings for the period ended March 31, 1997 is primarily attributable to matters described above.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1997, working capital was $3,659,000 compared to $3,738,000 at December 31, 1996. Cash used by operating activities aggregated $1,351,000 for the three months ended March 31, 1997, compared with cash used by operating activities of $1,098,000 for the three months ended March 31, 1996.

         Inventory at March 31, 1997 was $5,066,000 as compared to $4,109,000 at March 31, 1996 and $3,572,000 at December 31, 1996.

         At March 31, 1997, the amount due from the factor consisted of the following:

                  Factor receivables                 $ 10,494,000
                  Advances from Factor                 (6,722,000)
                  Open Credit Memos                      (460,000)
                                                     ------------
                                                     $  3,312,000
                                                     ============

         The Company has an agreement with its factor, that provides for advances to the company of up to 90% of qualified factor receivables.

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

         VARIABILITY OF QUARTERLY RESULTS. The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel collections, (ii) the level of consumer acceptance of each new collection, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vi) the weather and (vii) actions of competitors. In addition, the women's apparel business is highly seasonal.

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

          EXHIBIT
          NUMBER                               DESCRIPTION
          -------                              -----------
                3.1       Restated Articles of Incorporation of the Company [3.1*] (1)

                3.2       Bylaws of the Company [3.2*] (1)

                3.3       Certificate of Amendment dated February 25, 1997, of Restated Article of
                          Incorporation of Jalate, Ltd. (10.60*) (10)

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

               10.41      Letter agreement dated January 24, 1996, between the Company and I.S.K.,
                          Inc. (10.41*) (6)

               10.42      Engagement Agreement dated July 17, 1995, between the Company and Sonoma
                          Group, Inc. (10.42*) (6)

               10.43      Employment Agreement dated December 1, 1995, between the Company and Vinton
                          W. Bacon. (10.43*) (6)

               10.44      Indemnification Agreement dated January 1, 1996, between the Company and
                          Vinton W. Bacon. (10.46*) (6)

               10.45      Indemnification Agreement dated March 26, 1994, between the Company and
                          Allan E. Dalshaug. (10.47*) (6)

               10.46      Indemnification Agreement dated August 21, 1995, between the Company and I.
                          Jay Goldfarb. (10.48*) (6)

               10.47      Indemnification Agreement dated March 26, 1994, between the Company and
                          Howard L. Hughes. (10.49*) (6)

               10.48      Indemnification Agreement dated January 1, 1996, between the Company and
                          Phillip C. Levin.  (10.50*) (6)

               10.49      First Amendment to Commercial Credit Agreement dated as of February 29,
                          1996, between the Company and Wells Fargo HSBC Trade Bank, N.A. (formerly,
                          The Hongkong and Shanghai Banking Corporation Limited).  (10.51*) (6)

               10.50      Letter agreement dated February 16, 1996, between the Company and Congress
                          Talcott Corporation (Western).  (10.52*) (6)

               10.51      Employment Agreement with Frederick A. Findley dated May  6, 1996. (10.53*) (10)

               10.52      Indemnity Agreement with Frederick A. Findley dated January  1, 1996. (10.54*) (10)

               10.53      Continuing Credit Agreement dated June 1, 1996, between the Company and the
                          Wells Fargo HSBC Trade Bank, N.A. (Formerly, The Hong Kong and Shanghai
                          Banking Corporation Limited. (10.55*) (10)

               10.54      First Amendment to Agreement dated November 30, 1996 between the Company and
                          Wells Fargo HSBC Trade Bank, N.A. (10.56*) (10)

               10.55      Letter Agreement dated July 25, 1996, between  the Company and Congress
                          Talcott Corporation (Western). (10.57*) (10)

               10.56      Letter Agreement dated March 4, 1997, between the Company and Congress
                          Talcott Corporation (Western). (10.58*) (10)

               10.57 Second Amendment to Agreement dated March 17, 1997, between the Company and Wells Fargo HSBC Trade Bank,
                          N.A. (10.59*) (10)

               10.58      Indemnification Agreement dated August 1, 1996, between the Company and
                          Victor K. Nichols.

               10.59      Indemnification Agreement dated August 1, 1996, between the Company and
                          William Soady.

               27         Financial Data Schedule


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

10. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

b.        Reports on Form 8-k - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JALATE, LTD.







Date:  May 12,  1997                    By  /s/ FREDERICK A. FINDLEY
                                          -----------------------------------
                                                FREDERICK A. FINDLEY
                                                Chief Financial Officer