Form 10-Q
period 1997-06-30
JALATE LTD INC
filed 1997-08-14
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes X No ___

The number of shares outstanding of the registrant's Common Stock, no par value, at August 4, 1997 was 3,403,000 shares.

This Form 10-Q contains 19 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements:

                                  JALATE, LTD.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            JUNE 30,   DECEMBER 31,
                                                              1997         1996
                                                            --------   ------------
                                 ASSETS

Current assets:
    Cash                                                    $     2           97
    Due from factor                                           1,227        2,767
    Trade accounts receivable, less allowance for
        doubtful receivables of $1,186  in 1997 and
        $358 in 1996                                            339          821
    Inventories                                               5,364        3,572
    Refundable income taxes                                      15          120
    Prepaid expenses and other current assets                   393          170
                                                            -------      -------
        Total current assets                                  7,340        7,547
Property and equipment, at cost, net                          1,019        1,050
Investment in joint venture                                     623          482
Other assets, at cost                                           105           94
                                                            -------      -------
                                                            $ 9,087        9,173
                                                            =======      =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to bank                                   $   760          684
    Trade accounts payable                                    4,123        2,871
    Accrued expenses                                            360          254
                                                            -------      -------
        Total current liabilities                             5,243        3,809
                                                            -------      -------

Shareholders' equity:
    Preferred stock, no par value. Authorized 3,000,000
        shares; none issued and outstanding                      --           --
   Common stock, no par value. Authorized 20,000,000
        shares; issued and outstanding 3,403,000 shares       5,311        5,311
   Retained earnings                                         (1,467)          53
                                                            -------      -------
            Total shareholders' equity                        3,844        5,364
                                                            -------      -------
                                                            $ 9,087        9,173
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

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands except earnings per share and
                      weighted average shares outstanding)
                                   (Unaudited)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,

                                                            1997          1996          1997          1996
                                                          --------      --------      --------      --------
Net  Sales                                                $ 14,646      $ 15,567      $ 28,565      $ 30,315

   Cost of goods sold                                       11,774        11,567        21,865        22,407
                                                          --------      --------      --------      --------
Gross Profit                                                 2,872         4,000         6,700         7,908

   Operating expenses                                        4,319         3,636         8,207         7,253
                                                          --------      --------      --------      --------
Earnings  (loss) from operations                            (1,447)          364        (1,507)          655

Other (Income) expense:
   Interest  expense                                           209           161           341           320
   Equity in earnings of joint venture                        (170)         (121)         (327)         (206)
                                                          --------      --------      --------      --------
   Total other expense                                          39            40            14           114
                                                          --------      --------      --------      --------
Net earnings  (loss)                                      $ (1,486)     $    324      $ (1,521)     $    541
                                                          ========      ========      ========      ========

Net earnings (loss) per common share and
common equivalent shares                                  $  (0.44)     $   0.10      $  (0.45)     $   0.16
                                                          ========      ========      ========      ========

Weighted average common and common  equivalent shares
outstanding                                                  3,403         3,403         3,403         3,397
                                                          ========      ========      ========      ========


                 See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Six months ended
                                                                                       June 30,
                                                                                   1997        1996
                                                                                 -------      -------
Cash flow from operating activities:
   Net earnings  (loss)                                                          $(1,521)     $   541
                                                                                 -------      -------
  Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
         Depreciation and amortization                                               215          180
         Undistributed earnings in joint venture                                    (141)        (206)
         Changes in assets and liabilities
          (Increase) decrease in:
             Due from factor, net                                                  1,564       (3,257)
             Trade accounts receivable                                               459          208

             Inventories                                                          (1,792)       1,510

             Prepaid expenses and other current assets                              (223)          10

             Due from officers                                                        --          106

             Refundable income taxes                                                 105          550

             Other assets                                                            (11)           1

         Increase (decrease) in:
             Trade accounts payable                                                1,252          569

             Accrued expenses                                                        106           56

             Due to customers                                                         --            1
                                                                                 -------      -------
             Total adjustments                                                     1,534         (272)
                                                                                 -------      -------
         Net cash provided by operating activities                                    13          269
                                                                                 -------      -------

 Cash flows from investing activities
         Capital expenditures                                                       (184)        (366)
                                                                                 -------      -------
         Net cash used in investing activities                                      (184)        (366)
                                                                                 -------      -------
Cash flows from financing activities:
         Net proceeds from  note payable to bank                                      76          135
                                                                                 -------      -------
         Net cash provided by financing activities                                    76          135
                                                                                 =======      =======

         Net increase (decrease) in cash                                             (95)          38

Cash at beginning of period                                                           97           92
                                                                                 -------      -------
Cash at end of period                                                            $     2      $   130
                                                                                 =======      =======
Supplemental disclosures of cash flow information
    Cash paid during the period for Taxes                                             --           --
    Interest                                                                     $   341      $   321
                                                                                 =======      =======


                  See accompanying notes to condensed financial statements.

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

As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation 8-X of the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notify thereto. For further information, refer to the financial statements and related notes for the year ending December 31, 1996, included in Jalate's, Limited Annual Report and Form 10-K.

                       LINROZ MANUFACTURING COMPANY, L.P.
                                 BALANCE SHEETS


                     ASSETS                          JUNE 30, 1997     DECEMBER 31, 1996
                                                     -------------     -----------------
                                                                UNAUDITED
Current Assets:
                                                       $  679,000           $  421,000
Cash
   Accounts receivable from Jalate, Ltd.                  115,000               95,000
   Prepaid expenses and other current assets                5,000               37,000
                                                       ----------           ----------
               Total current assets                       799,000              553,000

Property and equipment, at cost, net                      870,000              915,000
Other assets, at cost                                      20,000               20,000
                                                       ----------           ----------
                                                       $1,689,000           $1,488,000
                                                       ==========           ==========

      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current maturities of long term debt                $  116,000           $  111,000
   Trade accounts payable                                  18,000               50,000
   Accrued expenses and other liabilities                  56,000               42,000
                                                       ----------           ----------
               Total current liabilities                  190,000              203,000

Long-term debt, less current maturities                   262,000              321,000
Partners' capital                                       1,237,000              964,000
                                                       ----------           ----------
                                                       $1,689,000           $1,488,000
                                                       ==========           ==========

            See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                        CONDENSED STATEMENTS OF EARNINGS

                   FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                                                     1997            1996
                                                  ----------     ----------

Net sales                                         $2,284,000     $1,834,000

Cost of sales                                      1,432,000      1,223,000
                                                  ----------     ----------
Gross profit                                         852,000        611,000

Operating expenses                                   180,000        176,000
                                                  ----------     ----------
Earnings from operations                             672,000        435,000

Interest expense, net                                 19,000         24,000
                                                  ----------     ----------
Net earnings                                      $  653,000     $  411,000
                                                  ==========     ==========


            See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                   FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                         1997           1996
                                                                      ---------      ---------
Cash flows from operating activities:
    Net earnings                                                      $ 653,000      $ 411,000
    Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation and amortization of property and equipment           117,000        101,000
      Changes in assets and liabilities:
          (Increases) decreases in:
             Accounts receivables from Jalate, Ltd.                     (20,000)       (45,000)
             Prepaid expense                                             25,000         20,000
             Other assets                                                 6,000             --
           Increases (decreases) in:
             Accounts payable                                             7,000        (14,000)
             Accrued expenses                                            (2,000)        13,000
             Other current liabilities                                  (18,000)       (44,000)
                                                                      ---------      ---------
                    Net cash provided by operating activities           768,000        441,000

Cash flows from investing activities - capital expenditures             (71,000)       (38,000)

Cash flows from financing activities:
     Principal payments on long-term debt                               (59,000)       (54,000)
     Distributions to partners                                         (380,000)            --
                                                                      ---------      ---------
                    Net cash used in financing activities              (439,000)       (54,000)
                                                                      ---------      ---------
                    Net increase in cash                                258,000        349,000

Cash at beginning of year                                               421,000        121,000
                                                                      ---------      ---------
Cash at end of period ended June 30,1997                              $ 679,000      $ 471,000
                                                                      =========      =========
Supplemental disclosures of cash flow information - cash paid
during the year to date period ended June 30 for interest             $  19,000      $  24,000
                                                                      =========      =========


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

2.       Income Taxes

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of June 30, 1997, management's estimate of the 1997 effective tax rate is zero.


3.       Earnings per Share

         Net earnings (loss) per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.       Inventories

         A summary of inventories at June 30, 1997 is as follows:

         Piece Goods and Trim                         $ 1,798,000
         Work in Process                                1,579,000
         Finished Goods                                 1,987,000
                                                      -----------
                                                      $ 5,364,000
                                                      ===========

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

         For the six months ended June 30,1997 and 1996, purchases from the Joint Venture aggregated $2,240,000 and $1,828,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $115,000 and $95,000 at June 30, 1997 and 1996, respectively.

          The table below contains the summarized financial information of the Joint Venture:


                                               Six months ended
                                                   June 30
                                             1997            1996
                                             ----            ----
                                                 (Unaudited)

                  Net Sales               $2,284,000       $1,834,000
                  Gross profit               852,000          611,000
                  Operating Expenses         180,000          176,000
                  Net earnings               653,000          411,000
                                          ==========       ==========


                                        June 30, 1997     Dec 31, 1996
                                        -------------     ------------
                                                 (Unaudited)

                 Current assets           $  799,000          553,000
                 Non current assets          890,000          935,000
                                          ----------       ----------
                 Total assets              1,689,000       $1,488,000
                                          ==========       ==========

                 Current liabilities      $  190,000       $  203,000
                 Long -term debt             262,000          321,000
                                          ----------       ----------
                 Total liabilities           452,000          524,000
                 Partners' capital         1,237,000          964,000
                                          ----------       ----------
                                          $1,689,000       $1,488,000
                                          ==========       ==========

6.       Adoption of Accounting Standards.

         EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement No.128 ("FASB 128"), in February 1997. FASB 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FASB 128 in the fourth quarter of 1997. FASB 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current earnings per share presentation. Management believes the adoption of FASB 128 will not have a material impact on the Company's financial position or results of operations.

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

         The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period .

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended June 30,       Six Months Ended June 30,

     Percent of Net Sales                                    % Dollar                           % Dollar
                                                             Increase                           Increase
                                         1997        1996    Decrease     1997        1996      Decrease
                                         ----        ----    --------     ----        ----      --------

  Net sales                                 100%       100%    -5.9%        100%        100%       -5.8%

  Cost of goods sold                      (80.4)     (74.3)     1.8       (76.5)      (73.9)       -2.4
                                         ------      -----    ------      -----       -----       ------

  Gross profit                             19.6       25.7    -28.2%       23.5        26.1       -15.3%

  Operating expenses                      (29.5)     (23.3)   -18.8%      (28.7)      (23.9)       13.1%
                                         ------      -----    -----      ------       -----       -----

  Earnings (loss) from operations          (9.9)       2.4        -        (5.3)        2.2          --

  Interest expense                         (1.4)      (1.0)   -31.3%       (1.2)       (1.1)        6.9%

  Equity in earnings of joint venture       1.2        0.8     40.5         1.1         0.7        58.3%
                                          -----      -----    -----      ------       -----       ------

  Earnings (loss) before income taxes     (10.1%)      2.1%       -        (5.3%)       1.8          --
                                          =====      =====    =====      ======       =====       ======


              GROSS SALES. Gross sales decreased to $16,101,000 for the three months ended June 30, 1997 from $16,742,000 for the comparable period for fiscal 1996, a decrease of 3.9%, and gross sales decreased to $31,149,000 for the six months ended June 30, 1997 from $32,760,000 for the comparable period of fiscal 1996, a decrease of 4.9%. The decrease in gross sales for the six month period was due to a decrease in the volume of apparel sold to 3,418 from 3,654 units, a decrease of 6.5%. The decrease in volume of apparel sold was due in part to a 9.0% decrease in the number of units sold by the Jalate division and an 11.0% decrease in volume of the Zanoni division. The decrease in units in volume of apparel sold by the Jalate and Zanoni divisions was partially offset by the 200 units of apparel sold by the Kids division which started at the end of the prior fiscal year. The average wholesale prices for the Zanoni division increased 10.0% and increased 1.0% for the Jalate division. The decrease in gross sales was mainly attributable to the build up of retail customer inventories and the reduced volume of re-orders for the late spring and summer season.

         RETURNS AND ALLOWANCES AND DISCOUNTS increased to $1,455,000 (9.0% of gross sales) for the three months period ended June 30, 1997 from $1,175,000 (7.0% of gross sales) for the three months period ended June 30, 1996, and increased to $2,584,000 (8.3% of gross sales) for the six months ended June 30, 1997 from $2,445,000 (7.5% of gross sales) for the comparable period of fiscal 1996, an increase of 5.7% due in part to returns of one line of apparel because of a defective design and production problems which has since been remedied.

         NET SALES. As a result of the above mentioned factors, net sales decreased to $14,646,000 for the three months period ended June 30, 1997 from $15,567,000 for the three months period ended June 30, 1996, a decrease of 5.9%, and net sales decreased to $28,565,000 for the six months ended June 30, 1997 from $30,315,000 for the comparable period of fiscal 1996, a decrease of 5.8%.

         GROSS PROFIT. Gross Profit decreased to $2,872,000 (19.6% of net sales) for the three months period ended June 30, 1997 from $4,000,000 (25.7% of net sales) for the three months period ended June 30, 1996, a decrease of 28.2%, and Gross Profit decreased to $6,700,000 (23.5% of net sales) for the six months ended June 30, 1997 from $7,908,000 (26.1% of net sales) for the comparable period of fiscal 1996, a decrease of 15.3%.

         The decrease in gross profits as a percent of net sales for the three and six months periods for fiscal 1997 compared to fiscal 1996 was due primarily to lower margins earned on resales of units from customer returns.

         OPERATING EXPENSES. Operating expenses increased to $4,319,000 (29.5% of net sales) for the three months period ended June 30, 1997 from $3,636,000 (23.4% of net sales) for the three months period ended June 30, 1996, an increase of 18.8%. Operating expenses increased to $8,207,000 (28.7% of net sales) for the six months ended June 30, 1997 from $7,253,000 (23.9% of net sales) for the comparable period of fiscal 1996, an increase of 13.1%, primarily due to expenses related to the Missy and Kids division start up.

         INTEREST EXPENSE. Interest expense primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense increased to $209,000 (1.4% of net sales) for the three months period ended June 30, 1997 from $161,000 (1.0% of net sales) for the three months period ended June 30, 1996, an increase of 29.8%, and interest expense increased to $341,000 (1.2% of net sales) for the six months ended June 30, 1997 from $320,000 (1.1% of net sales) for the comparable period of fiscal 1996, an increase of 6.6%. The increase in interest expense is attributable to increases in imported finish goods financed by demand loans and increases in factor debt.

         EQUITY IN EARNINGS OF JOINT VENTURE. Investment in Joint Venture is accounted for by the equity method, under which the Company's share of earnings of the Joint Venture is reflected in income as earned and distributions are credited against the investment in the Joint Venture when received. Equity earnings increased to $170,000 for the three months ended June 30, 1997 from $121,000 for the three months ended June 30, 1996, an increase of 40.5%, and increased to $327,000 for the six months ended June 30, 1997 from $206,000 for the comparable period of fiscal 1996, an increase of 58.7%. The increase in earnings is attributable to the Joint Venture's increased unit volume and relatively unchanged operating costs.

         INCOME TAXES. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of June 30, 1997, management's estimate of the 1997 effective tax rate is zero.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1997, working capital was $2,097,000 compared to $3,738,000 at December 31, 1996. Cash provided by operating activities aggregated $13,000 for the six months ended June 30, 1997, compared with cash provided by operating activities of $269,000 for the six months ended June 30, 1996.

         Inventory at June 30, 1997 was $5,364,000 as compared to $2,922,000 at June 30, 1996 and $3,572,000 at December 31, 1996.

         At June 30, 1997, cash and cash equivalents was $2,000 as compared to $97,000 at December 31, 1996. Management of the Company does not believe that this cash and cash equivalents balance will affect the liquidity of the Company because of the Company's additional sources of liquidity.

         At June 30, 1997, the amount due from the factor consisted of the following:



                  Factor receivables               $10,177,000
                  Advances from Factor              (8,628,000)
                  Open Credit Memos                   (322,000)
                                                   -----------
                                                   $ 1,227,000
                                                   ===========

         Effective on June 30, 1997, the Company entered into a new factoring agreement with Heller Financial, Inc. (Heller) that provides for advances to the Company of up to 100% of qualified accounts receivables purchased by Heller and the Company entered into a Revolving Loan Facility agreement with Heller that the company may draw from time to time up to $2,000,000 through September 30, 1997 and up to $1,500,000 thereafter.

         Effective May 31, 1997, the Company entered into a credit agreement with the Wells Fargo HSBC Trade Bank, N.A. that provides an aggregate limit of $4,000,000 for commercial letters of credit and a loan facility, with a sublimit of $2,000,000, for loans against imports for the letters of credit facility. The agreement terminates on December 1, 1997.

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

         Item 1.  Legal Proceedings.  None

         Item 2.  Changes in Securities.  None

         Item 3.  Defaults Upon Senior Securities.  None

         Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its 1997 annual meeting of shareholders
         (the "Meeting") on May 12, 1997. At the Meeting, the Company's shareholders considered and voted upon the following matters:

             1.    Election of Directors.  For all nominees listed below

-----------------------------------------------------------------
                              For          Against       Abstain
-----------------------------------------------------------------
Vinton W. Bacon            1,870,595          0             0
Larry Brahim               1,870,595          0             0
Theodore B. Cooper         1,870,595          0             0
Allan E. Dalshaug          1,870,595          0             0
Jospeh S. Davis            1,870,595          0             0
I. Jay Goldfarb            1,870,595          0             0
Jan L. Grossman            1,870,595          0             0
Victor Nichols             1,870,595          0             0
William Soady              1,870,595          0             0
-------------------------------------------------------------------


     2. Ratification of the Appointment of Independent Auditors. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

                 For           Against         Abstain

              1,869,595          1,000              0


         Item 5.  Other Information.  None

         Item 6.  Exhibits and Reports on Form 8-k.

                  a. Exhibits.  The following is a list of exhibits filed as a part of this report.

    EXHIBIT
    NUMBER                    DESCRIPTION
      3.1  Restated Articles of Incorporation of the Company [3.1*] (1)

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

     10.50 Letter agreement dated February 16, 1996, between the Company and Congress Talcott Corporation (Western). (10.52*) (6)

     10.51 Employment Agreement with Frederick A. Findley dated May  6, 1996.
           (10.51*) (10)

     10.52 Indemnity Agreement with Frederick A. Findley dated January  1, 1996.
           (10.52*) (10)

     10.53 Continuing Credit Agreement dated June 1, 1996, between the Company and the Wells Fargo HSBC Trade Bank, N.A. (Formerly, The Hong Kong and Shanghai Banking Corporation Limited. (10.53*) (10)

     10.54 First Amendment to Agreement dated November 30, 1996 between the
           Company and Wells Fargo HSBC Trade Bank, N.A. (10.54*) (10)

     10.55 Letter Agreement dated July 25, 1996, between  the Company and
           Congress Talcott Corporation (Western). (10.55*) (10)

     10.56 Letter Agreement dated March 4, 1997, between the Company and
           Congress Talcott Corporation (Western). (10.56*) (10)

     10.57 Second Amendment to Agreement dated March 17, 1997, between the
           Company and Wells Fargo HSBC Trade Bank, N.A. (10.57*) (10)

     10.58 Certificate of Amendment dated February 25, 1997, of
           Restated Article of Incorporation of Jalate, Ltd. (10.58*) (10)

     10.59 Indemnification Agreement dated August 1, 1996, between the
           Company and Victor K. Nichols. (10.59*) (11)

     10.60 Indemnification Agreement dated August 1, 1996, between the Company and William Soady. (10.60*) (11)

     10.61 Intercreditor Agreement dated as of June 30, 1997, between Wells
           Fargo HSBC Trade Bank National Association and Heller Financial, Inc.

     10.62 Collection Date Factoring Agreement dated as of June 30, 1997, between the Company and Heller Financial, Inc.

     10.63 Assignment Agreement dated as of June 30, 1997, by and between the Company and Heller Financial, Inc. and Wells Fargo HSBC Trade Bank
           National Association.

     10.64 Revolving Loan Agreement dated as of June 30, 1997 between Heller
           Financial, Inc. and the Company.

     10.65 Credit Agreement dated as of May 31, 1997, by and between the Company and Wells Fargo HSBC Trade Bank, N.A.


---------------------
*    Indicates the exhibit number of the document in the original filing.

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

11. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

  b.     Reports on Form 8-k - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JALATE, LTD.







Date:  August 8,  1997                 By /s/ FREDERICK A. FINDLEY
                                          -----------------------------------
                                              Frederick A. Findley
                                            Chief Financial Officer