Form 10-Q
period 1997-09-30
JALATE LTD INC
filed 1997-11-14
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       Or


[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ________ to ________

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




                1675 South Alameda Street; Los Angeles, CA 90021
               (Address of principal executive offices) (Zip code)

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

Yes     __________           No     __________


The number of shares outstanding of the registrant's Common Stock, no par value, at October 31, 1997 was 3,403,000 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  JALATE, LTD.
                            Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                          ASSETS                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                             ------------------  -----------------
Current assets:
   Cash                                                           $   516             $   97
   Due from factor                                                   (154)             2,767
   Trade accounts receivable, less allowance for doubtful
      receivables of $1,202 in 1997 and $358 in 1996                  814                821
   Inventories                                                      5,606              3,572
   Refundable income taxes                                              9                120
   Prepaid expenses and other current assets                          227                170
                                                                  -------             ------

               Total current assets                                 7,018              7,547

   Property and equipment, at cost, net                               919              1,050
   Investment in joint venture                                        548                482
   Other assets, at cost                                              143                 94
                                                                  -------             ------
                                                                  $ 8,628             $9,173
                                                                  =======             ======
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank                                           $1,294             $  684
   Trade accounts payable                                           3,447              2,871
   Accrued expenses                                                   439                254
                                                                  -------             ------

        Total current liabilities                                   5,180              3,809
                                                                  -------             ------

Shareholders' equity:
   Preferred stock, no par value. Authorized 3,000,000                 --
      shares; none issued and outstanding
   Common stock, no par value. Authorized 20,000,000                5,311              5,311
      shares; issued and outstanding 3,403,000 shares
   Retained earnings                                               (1,863)                53
                                                                  -------             ------

        Total shareholders' equity                                  3,448              5,364
                                                                  -------             ------
                                                                  $ 8,628             $9,173
                                                                  =======             ======


See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
 (in thousands except earning per share and weighted average shares outstanding)
                                   (unaudited)



                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30              SEPTEMBER 30
                                                   1997         1996         1997         1996
                                                ----------------------     --------    ---------
NET SALES                                        $ 13,167     $ 12,926     $ 41,732     $ 43,241

   Cost of goods sold                              10,183        9,084       32,049       31,491
                                                 --------     --------     --------     --------

GROSS PROFIT                                        2,998        3,842        9,683       11,750
                                                 --------     --------     --------     --------

   Operating expenses                               3,255        3,496       11,462       10,751
                                                 --------     --------     --------     --------

EARNINGS (LOSS) FROM OPERATIONS                      (257)         346       (1,779)         999

   Other (Income) Expense:
   Interest expense                                   226          126          568          448
   Equity in earnings of joint venture               (100)         (18)        (427)        (224)
   Other income                                        (5)          (2)          (6)          (5)
                                                 --------     --------     --------     --------

EARNINGS (LOSS) BEFORE INCOME TAXES              $   (378)    $    240     $ (1,914)    $    780
                                                 ========     ========     ========     ========

   Income tax                                           2           --            2           --

NET EARNINGS (LOSS)                              $   (380)    $    240     $ (1,916)    $    780
                                                 ========     ========     ========     ========
Net Earnings (LOSS) per share                       (0.11)        0.07        (0.56)        0.23

Weighted Average Shares Outstanding             3,403,000    3,403,000    3,403,000    3,401,000












See accompanying notes to condensed financial statements.

                                  JALATE, LTD.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                 Nine months ended
                                                                    September 30
Cash flows from operating activities:                             1997       1996
                                                                -------     -------
  Net earnings (loss)                                           $(1,916)    $   780
                                                                -------     -------

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

   Depreciation and amortization                                    331         288
   Compensation expense-stock options                                --          --

   Changes in assets and liabilities (increase) decrease in:
      Due from factor                                             2,921      (3,384)
      Trade accounts receivable                                       7        (214)
      Inventories                                                (2,034)        690
      Prepaid expenses and other current assets                     (57)        (24)
      Due from officers                                              --         106
      Refundable income taxes                                       111       1,550
      Other assets                                                  (49)         (4)

   Increase (decrease) in:
      Trade accounts payable                                        576         104
      Accrued expenses                                              185         (24)
                                                                -------     -------
        Total adjustments                                         2,101        (912)
                                                                -------     -------

        Net cash provided (used) by operating activities             75        (132)
                                                                -------     -------

Cash flows from investing activities:

   Capital expenditures                                            (200)       (518)
   Investment in joint venture                                      (66)       (223)
                                                                -------     -------
      Net cash used in investing activities                        (266)       (741)
                                                                -------     -------

Cash flows from financing activities:

   Proceeds from issuance of note payable to bank                   610         980
                                                                -------     -------
      Net cash provided by financing activities                     610         980
                                                                -------     -------
      Net increase in cash                                          419         107

Cash at beginning of period                                          97          92
                                                                -------     -------
Cash at end of period                                           $   516     $   199
                                                                =======     =======
Supplemental disclosures of cash flow information
   Cash paid during the period for
      Interest                                                  $   567     $   440
      Income taxes                                                   --          --
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

        As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation 8-X of the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notify thereto. For further information, refer to the financial statements and related notes for the year ending December 31, 1996, included in Jalate, Ltd.'s Annual Report and Form 10-K.

                       LINROZ MANUFACTURING COMPANY, L.P.
                                 Balance Sheets

                                                     September 30, 1997     December 31, 1996
                                                     ------------------     -----------------
                                                                    (Unaudited)
                         ASSETS
Current Assets:
   Cash                                                  $  455,000            $  421,000
   Accounts receivable from Jalate, Ltd.                    135,000                95,000
   Prepaid expenses and other current assets                 35,000                37,000
                                                         ----------            ----------
        Total current assets                                625,000               553,000

Property and equipment, at cost, net                        850,000               915,000
Other assets, at cost                                        20,000                20,000
                                                         ----------            ----------
                                                         $1,495,000             1,488,000
                                                         ==========            ==========

            LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current maturities of long term debt                  $  119,000            $  111,000
   Trade accounts payable                                     4,000                50,000
   Accrued expenses and other liabilities                    54,000                42,000
                                                         ----------            ----------
        Total current liabilities                           177,000               203,000

Long-term debt, less current maturities                     231,000               321,000
Partners' capital                                         1,087,000               964,000
                                                         ----------            ----------
                                                         $1,495,000            $1,488,000
                                                         ==========            ==========







See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.
                        Condensed Statements of Earnings
                For nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                    1997                 1996
                                                 ----------           ----------
Net sales                                        $3,226,000           $2,622,000

Cost of sales                                     2,086,000            1,886,000
                                                 ----------           ----------

Gross profit                                      1,140,000              736,000

Operating expenses                                  259,000              254,000
                                                 ----------           ----------

Earnings from operations                            881,000              482,000

Interest expense, net                                28,000               35,000
                                                 ----------           ----------

Net earnings                                     $  853,000           $  447,000
                                                 ==========           ==========












See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.
                            Statements of Cash Flows
                For nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                                              1997             1996
                                                                           ---------          -------
Cash flows from operating activities:
   Net earnings                                                            $ 853,000         $447,000
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization of property and equipment                   175,000          152,000
   Changes in assets and liabilities:
   (Increases) decreases in:
      Accounts receivables from Jalate, Ltd.                                 (40,000)         (44,000)
      Prepaid expenses and other current assets                                1,000           12,000
   (Increases) decreases in:
      Accounts payable                                                        (6,000)         (19,000)
      Accrued expenses and other current liabilities                         (19,000)         (22,000)
                                                                           ---------        ---------

        Net cash provided by operating activities                            964,000          520,000

Cash flows from investing activities - capital expenditures                 (110,000)         (87,000)

Cash flows from financing activities:
   Principal payments on long-term debt                                      (90,000)         (82,000)
   Distributions to partners                                                (730,000)              --
                                                                           ---------        ---------

        Net cash provided by (used in) financing activities                 (820,000)         (82,000)
                                                                           ---------        ---------

        Net increase (decrease) in cash                                       34,000          351,000

Cash at beginning of year                                                    421,000          121,000
                                                                           ---------        ---------

Cash at end of period ended September 30                                   $ 455,000         $472,000
                                                                           =========        =========

Supplemental disclosures of cash flow information - cash paid during
the year to date period ended September 30 for interest                    $  28,000         $ 35,000
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

2.      INCOME TAXES

        Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of September 30, 1997, the management's estimate of the 1997 effective tax rate is zero.

3.      EARNINGS PER SHARE

        Net earnings (loss) per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

4.      INVENTORIES

        A summary of inventories at September 30, 1997 is as follows:

                              Piece Goods and Trim           $1,425,000
                              Work in Proved                  1,714,000
                              Finished Goods                  2,387,000
                                                             ----------
                                                             $5,606,000
                                                             ==========


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

        For the nine months ended September 30, 1997 and 1996, purchases from the Joint Venture aggregated $3,163,000 and $2,596,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $135,000 and $85,000 at September 30, 1997 and 1996, respectively.

The table below contains the summarized financial information for the Joint
Venture:

                                                  Nine months ended September 30
                                                    1997                 1996
                                                  ---------            ---------
                                                           (Unaudited)
Net sales                                        $3,226,000           $2,622,000
Gross profit                                      1,140,000              736,000
Operating expenses                                  259,000              254,000
Net earnings                                        853,000              447,000
                                                  =========           ==========


                                              September 30, 1997   December 31, 1996
                                              ------------------   -----------------
                                                            (Unaudited)
Current assets                                    $  625,000          $  553,000
Non current assets                                   870,000             935,000
                                                  ----------          ----------
Total assets                                       1,495,000           1,488,000
                                                  ==========          ==========

Current liabilities                                  177,000             203,000
Long-term debt                                       231,000             321,000
                                                  ----------          ----------
Total liabilities                                    408,000             524,000
Partners' capital                                  1,087,000             964,000
                                                  ----------          ----------
                                                  $1,495,000          $1,488,000
                                                  ==========          ==========


6.      ADOPTION OF ACCOUNTING STANDARDS

              In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which is effective for the Company's fiscal year ending December 31, 1997. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

              In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for the Company's fiscal year ending December 31, 1997. This statement establishes standards for disclosing information about an entity's capital structure.

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby report a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

              In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", which is effective for the Company's fiscal year ending December 31, 1998. This statement changes the requirements under which publicly held companies report disaggregated information.

              The Company will adopt these statements on their respective effective dates. The effect of these new accounting pronouncements has not yet been determined by Management.

ITEM 2

Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data (unaudited) bear to net sales and the percentage dollar increase (decrease) of such items (unaudited) from period to period.


                                          Percent of Net Sales                   Percent of Net Sales
                                           Three Months Ended                     Nine Months Ended
                                              September 30          Increase        September 30        Increase
                                            1997         1996      (Decrease)     1997         1996     (Decrease)
                                           ------      -------     ---------     ------       ------    ---------
Net sales                                  100.0%       100.0%         1.9%       100.0%       100.0%       -3.5%

Cost of goods sold                         (77.3)       (70.3)        12.1        (76.8)       (72.8)        1.8
                                           -----        -----        -----        -----        -----       -----

Gross profit                                22.7         29.7        (22.0)        23.2         27.2       (17.6)
                                           -----        -----        -----        -----        -----       -----

Operating expenses                         (24.7)       (27.0)        (6.9)       (27.4)       (24.9)        6.6
                                           -----        -----        -----        -----        -----       -----

Earnings (loss) from operations             (2.0)         2.7          -           (4.3)         2.3         -

Interest expense                            (1.7)        (1.0)        78.2         (1.3)        (1.0)       26.9

Equity in earnings of joint venture          0.8          0.1        455.6          1.0          0.5        90.6
                                           -----        -----        -----        -----        -----       -----

Earnings (loss) before taxes                (2.9)         1.8          -           (4.6)         1.8         -
                                           =====        =====        =====        =====        =====       =====


GROSS SALES increased from $13,870,000 for the three months ended September 30, 1996 to $14,382,000 for the comparable period of fiscal 1997, an increase of 3.7%, and decreased from $46,629,000 for the nine months ended September 30, 1996 to $45,531,000, for the comparable period of fiscal 1997, a decrease of 2.4%. The decrease in gross sales for the nine month period was due to a decrease in the volume of apparel sold from 4,814,000 to 4,721,000 units, a decrease of 1.9%. The decrease in volume of apparel sold was due in part to a
3.7 % decrease in the number of units sold by the Jalate division and 14.0% decrease in volume of the Zanoni division. The average wholesale prices increased 3.6% for the Zanoni division and increased 2.4% for the Jalate division.

RETURNS AND ALLOWANCES AND DISCOUNTS increased from $944,000 (6.9% of gross sales) for the three months ended September 30, 1996 to $1,215,000 (8.4% of gross sales) for the comparable period of fiscal 1997, an increase of 28.7% and from $3,389,000 (7.3% of gross sales) for the nine months ended September 30, 1996 to $3,799,000 (8.4% of gross sales) for the comparable period of fiscal 1997, an increase of 12.1% due in part to returns of one line of apparel (shipped during the fiscal second quarter) because of defective design and production problems which were remedied during the fiscal third quarter.

As a result of the above mentioned factors, net sales increased from $12,926,000 for the three months ended September 30, 1996 to $13,167,000 for the comparable period of fiscal 1997, an increase of 1.9% and decreased from $43,241,000 for the nine months ended September 30, 1996 to $41,732,000 for the comparable period of fiscal 1997, a decrease of 3.5%.

GROSS PROFIT decreased from $3,842,000 (29.7% of net sales) for the three months ended September 30, 1996 to $2,998,000 (22.8% of net sales) for the comparable period of fiscal 1997, a decrease of 22.0%, and decreased from $11,750,000 (27.2% of net sales) for the nine months ended September 30, 1996 to $9,683,000 (23.2% of net sales) for the comparable period of fiscal 1997, a decrease of 17.6%.

The decrease in gross profit as a percent of net sales for both the three month period and nine month period for fiscal 1997 compared to fiscal 1996 was due primarily to lower margins earned on resales of customer returns and sales of slow moving finished goods inventory.

OPERATING EXPENSES decreased from $3,496,000 (27.1% of net sales) for the three months ended September 30, 1996 to $3,255,000 (24.7% of net sales) for the comparable period of fiscal 1997, a decrease of 6.9%, and increased from $10,751,000 (24.9% of net sales) for the nine months ended September 30, 1996 to $11,462,000 (27.5% of net sales) for the comparable period of fiscal 1997, a increase of 6.6%.

INTEREST EXPENSE primarily reflects interest payable on advances from the factor and interest payable on loans against imports. Interest expense increased from $126,000 for the three months ended September 30, 1996 to $226,000 for the comparable period of fiscal 1997, an increase of 79.4%, and from $448,000 for the nine months ended September 30, 1996 to $568,000 for the comparable period of fiscal 1997, an increase of 26.9% partly due to a 62.9% increase in import sales and financing required for the 78% increase in average monthly inventory balances.

EQUITY IN EARNINGS OF JOINT VENTURE. Investment in the Company's joint venture is accounted for by the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions are credited against the investment in the joint venture when received. Equity earnings increased from $18,000 for the three months ended September 30, 1996 to income of $100,000 for the comparable period of fiscal 1997, and from income of $224,000 for the nine months ended September 30, 1996 to $427,000 for the comparable period of fiscal 1997. The increases are mostly attributable to a 26.8% increase in net sales from $2,622,000 for the nine month period ended September 30, 1996 to $3,226,000 for the comparable period of fiscal 1997 and a 54.9% increase in gross margins from $736,000 (28.1% of net sales) for the nine month period ended September 30, 1996 to $1,140,000 (35.3%) for the comparable period of fiscal 1997. The operating expenses increased 2.0% from $254,000 (9.7% of net sales) for the nine month period ended September 30, 1996 to $259,000 (8.0%) for the comparable period of fiscal 1997.

INCOME TAXES for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of September 30, 1997, management's estimate of the 1997 effective tax rate is zero.

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1997, working capital was $1,838,000 compared to $4,431,000 at September 30, 1996. Cash provided by operating activities aggregated $75,000 for the nine months ended September 30, 1997, compared with cash used by operating activities aggregating $132,000 for the nine months ended September 30, 1996.

Inventory at September 30, 1997 was $5,606,000 as compared to $3,572,000 at December 31, 1996.

At September 30, 1997, the amount due to the factor consisted of the following:

      Factor receivables                       $ 8,479,000
      Advances from factor                      (8,147,000)
      Open credit memos                           (486,000)
                                               -----------
                                               $  (154,000)



The Company has an agreement with its factor, that provides for advances to the Company of up to 100% of qualified factor receivables.

On October 3, 1997, the Company was notified by Wells Fargo HSBC Trade Bank, N.A. (the "Bank") that the Company was in default of certain financial covenants relating to the maintenance of required level of working capital and maximum allowable year-to-date pre-tax loss (the "Events of Default") under the Credit Agreement dated as of May 31, 1997, between the Company and the Bank (the "Credit Agreement"). On October 23, 1997, the Bank agreed to waive compliance with such financial covenants with respect to future periods until maturity of the Note under the Credit Agreement on December 1, 1997 and to forbear until December 1, 1997 from exercising its rights and remedies with respect to the Events of Default, subject to the following amendments to the Credit Agreement:
(1) advances under the Credit Agreement shall be payable on the earlier of the due date thereof or 30 days after such advance is made (rather than 60 days after the date of such advance); and (2) the letter of credit facility under the Credit Agreement shall terminate on October 1, 1997, rather than on December 1, 1997 (the "Credit Agreement Amendments").

In addition, the Company was notified by its factor, Heller Financial, Inc. (the "Factor") in October 1997, that the Company was in default under certain financial covenants in its existing Revolving Loan Facility Agreement. The Factor waived these defaults on November 11, 1997. Additionally, the Factor has made a proposal to amend the Company's existing factoring and financing facility to provide for additional borrowing capacity equal to up to 50% of the value of the Company's eligible raw materials and finished good inventory. The Factor will consider including Work-in-Process and Trim as eligible for inventory advances, subject to the Factor's customary eligibility requirements. Availability under this proposal would be based on the Company's cash flow projections and would be subject to a maximum outstanding loan limit of $3,000,000. In addition, the Factor proposed to guaranty the payment of letters of credit issued by a mutually agreed upon bank for the benefit of certain of the Company's suppliers.

Assuming that the Company consummates the amendment with the Factor, the Company believes that it will have sufficient working capital to maintain its current level of operations over the short term. The Company intends to seek additional sources of debt financing or equity investments in the Company in addition to the amended facility the Factor proposes.

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

RELIANCE ON KEY PERSONNEL. The operations of the Company depend to a great extent on the efforts of its senior management, including Vinton W. Bacon, Larry Brahim, and Jeffrey L. Friedman. The extended loss of the services of one or more of these individuals could have a materially adverse effect on the Company's operations.

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

                           PART II - OTHER INFORMATION

        Item 1.       Legal Proceedings.  None

        Item 2.       Changes in Securities.  None

        Item 3. Defaults Upon Senior Securities. See "Management's Discussion and Analysis of Financial Condition and
                      Results of Operations -- Liquidity and Capital Resources."

        Item 4.       Submission of Matters to a Vote of Security Holders.  None

        Item 5.       Other Information.  None

        Item 6.       Exhibits and Reports on Form 8-k.

                      a.     Exhibits -

3.1     Restated Articles of Incorporation of the Company (1)

3.2     Bylaws of the Company (1)

4.1     Form of stock certificate (2)

4.2 Underwriters' Warrant Agreement dated March 16, 1994, among the Company, H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc. (6)

10.1 Letter Agreement, dated as of October 23, 1997, by and between Wells Fargo HSBC Trade Bank, N.A. amending the Credit Agreement, dated as of May 31, 1997, by and between the Company and Wells Fargo HSBC Trade Bank, N.A.



                      b.     Reports on Form 8-k - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JALATE, LTD.


November 14, 1997                 By:   /s/ Fredrick A. Findley
                                        ---------------------------------------
                                        Frederick A. Findley
                                        Vice President, Finance
                                        and Chief Financial Officer