Form 10-K405
period 1997-12-31
JALATE LTD INC
filed 1998-03-31
CIK 914026

     As filed with the Securities and Exchange Commission on March 31, 1998

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,187,000, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of March 17, 1998: 3,403,000.

===============================================================================

           TABLE OF CONTENTS                                               Page

Item   1.  BUSINESS.......................................................    3
           General........................................................    3
           Market.........................................................    3
           Strategy.......................................................    3
           1997...........................................................    4
           Products.......................................................    4
           Product Design.................................................    4
           Manufacturing..................................................    5
           Marketing......................................................    7
           Backlog........................................................    7
           Competition....................................................    7
           Employees......................................................    8
           Trademarks.....................................................    8

Item   2.  PROPERTIES.....................................................    8

Item   3.  LEGAL PROCEEDINGS..............................................    8

Item   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    8

Item   5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS........................................................    8
           AMEX Listing...................................................    8
           Dividends......................................................    9
           Recent Sales of Unregistered Securities.........................   9

Item   6.  SELECTED FINANCIAL DATA.........................................  10
           Factors That May Affect Future Results..........................  12

Item   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................  12
           General.........................................................  12
           Results of Operations...........................................  13
           Fiscal 1997 Compared to Fiscal 1996.............................  13
           Fiscal 1996 Compared to Fiscal 1995.............................  14
           Variability of Quarterly Results................................  15
           Liquidity and Capital Resources.................................  16
           Year 2000 Issue.................................................  17
           Recently Issued Pronouncements..................................  17
           Inflation.......................................................  17

Item   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  17

Item   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE............................................  17

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS................................  18

Item 11.   EXECUTIVE COMPENSATION..........................................  18

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  18

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  18

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.  18

                                     PART I

Item 1.      BUSINESS

GENERAL

   Jalate, Ltd. (the "Company") designs, develops and markets moderately priced women's sportswear and dresses primarily in junior, missy and plus sizes. In addition, the Company designs, develops and markets moderately priced kid's wear. The Company's products combine fashionable styling, quality construction and moderate pricing, and are intended to appeal primarily to the fashion-conscious young woman who desires to continually upgrade her wardrobe on a limited clothing allowance. Although the Company regularly alters the styles offered, its products are characterized by basic designs which are less costly to manufacture than more detailed high fashion styles. These cost savings not only permit the Company to aggressively price its products, but allow it to provide higher quality and more fashionable fabric for its sportswear. During the year ended December 31, 1997, the Company's products were sold to over 600 department stores, apparel specialty stores and discount chains, including Federated Department Stores, J. C. Penney, Wet Seal, Petries, Mervyns, and Sears. The Company also provides product development for apparel retailers including Dillard's Department Stores, Victoria's Secret and Limited Express.

MARKET

   The Company believes that the ability to anticipate, gauge and respond to changes in consumer preferences, as well as the ability to meet the demands of the retailer for timely delivery, consistent quality and adaptability to its individual business practices, are necessary to compete successfully in the women's and the kid's apparel industry.

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

   Apparel retailers generally are seeking to obtain both a high degree of consumer acceptance of their products and superior service from their vendors in order to improve their own results of operations. The ability of apparel manufacturers to timely deliver products which are of consistent quality and to adapt to the business practices of the individual retailer is increasingly important to the apparel retailer as it seeks to improve its own operating efficiencies and to reduce the costs and risks of maintaining finished goods inventory, including the risk of fashion obsolescence. Accordingly, retailers are concentrating their purchases among an increasingly small group of dependable vendors who have demonstrated their ability to correctly anticipate changes in consumer preferences and to provide timely delivery, consistent quality and adaptability to the business practices of individual retailers. The continuing consolidation of apparel retailers as a result of weak consumer demand has substantially increased the competition among apparel manufacturers and further emphasized the importance of dependable service. The Company believes that by delivering products which achieve a high degree of retail sell-through at attractive profit margins for both the Company and the retailer, as well as providing a high degree of customer service, will enable it to maintain its competitive position.

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

1997

   In response to a continuing decline in retail apparel demand, in 1997 the Company continued a program commenced in 1996 of (i) focusing on its Jalate brand of sportswear, dresses, and kid's clothing which accounted for 59%, 34% and 7%, respectively, of the Company's gross sales in 1997, (ii) reducing its operating expenses and (iii) improving its operational capabilities.

PRODUCTS

   The Company participates primarily in three segments of the apparel market: women's sportswear, women's dresses, and children's clothing which are marketed primarily under the Jalate brand name. In addition, through its Product Development division, the Company designs, develops and manufactures apparel under private label. The Company's sportswear, dresses and product development offerings are each operated as a separate division with substantial design and marketing autonomy. The Company believes that such segmentation enables it to more closely monitor trends in styles, fabrics and colors and in the expectations of individual retailers.

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

   Sportswear. The Company's sportswear line currently consists primarily of tops and bottoms, which are sold both as separates and related separates. The Company selects styles, color schemes and fabrics to encourage consumers to coordinate outfits, resulting in multiple product purchases within the line. The Company's sportswear is distinguished by the use of fashion fabrics which, as result of the use of basic designs, gives these products a high perceived value relative to price. Retail prices range from $15.00 to $25.00. Sportswear accounted for approximately 47% of the Company's gross sales for fiscal 1997, down from approximately 50% for fiscal 1996.

   Dresses. As a result of the use of basic designs and common fabrics, the Company's dresses and rompers compete principally based upon prompt delivery and aggressive pricing. Retail prices range from $30.00 to $40.00. The Company's dresses and rompers accounted for approximately 34% of the Company's gross sales for fiscal 1997, down from approximately 39% for fiscal 1996.

   Kids Clothing. In 1996, the Company commenced designing, developing, manufacturing and selling clothing under Jalate Kids brand name for both apparel specialty and mass merchandise store chains. The Company's kids clothing line accounted for approximately 7% of its gross sales for fiscal 1997, up from less than 1% for fiscal 1996.

   Product Development. In 1995, the Company commenced designing, developing and manufacturing apparel under private label for both apparel specialty and mass merchandise store chains. The Company's product development offerings accounted for approximately 12% of its gross sales for fiscal 1997, up from approximately 11% for fiscal 1996.

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

   In-House Manufacturing. The Company entered into a manufacturing joint venture (the "Joint Venture") with Lebr Associates, Inc. (the "Partner"), an affiliate of the Company's largest sewing contractor in November 1994. The Joint Venture commenced operations in May 1995. The purposes of the Joint Venture are to assist the Company to (i) maintain and enhance the quality of certain products, (ii) enhance the Company's responsiveness to its customers by decreasing the time required for manufacturing certain products, (iii) lower the manufacturing costs of certain products, (iv) comply with the individual manufacturing requirements of certain large customers and (v) provide a safe and productive workplace in conformity with federal and state laws for persons manufacturing the Company's products. The Joint Venture currently cuts all of the Company's domestic products and sews approximately 10% of such products.

   The Joint Venture is a California limited partnership. The Company and the Partner each are equal limited partners and each hold one-half of the outstanding capital stock of the sole general partner, a California corporation (the "General Partner"). The Company and the Partner each have the right to elect one-half of the directors of the General Partner. Certain actions by the General Partner or the Joint Venture require the approval of all the directors of the General Partner, including, but not limited to, acquiring an interest in real property, expending over $50,000, acquiring or issuing securities, incurring indebtedness, making any distribution, amending organizational documents or disposing of any assets, other than in the ordinary course of business. Larry Brahim, Chairman of the Company, is the President of the Joint Venture, and Brenda Daitch, the daughter of a principal of the Partner, is the Chief Operating Officer of the Joint Venture. The Company and the Partner each are obligated to contribute up to $300,000 to the Joint Venture. As of December 31, 1997, the Company had contributed approximately $198,000 to the Joint Venture. The Joint Venture had income of approximately $576,000 and $976,000 for the fiscal years ended December 31, 1996 and 1997, respectively, of which $288,000 and $488,000 was allocated to the Company under the equity method of accounting for fiscal 1996 and fiscal 1997, respectively.

   Domestic Sewing Contractors. In fiscal 1997, all of the Company's domestic products were manufactured to its specifications by sewing contractors in the Los Angeles area. The Company believes that its use of domestic contract manufacturers allows it to respond more quickly to the needs of certain customers than would be the case if it relied solely on importing finished goods and enables it to avoid the significant capital expenditures and costs associated with a larger production force which would be incurred if it were to rely solely on in-house manufacturing. The rapid response to a customer's needs permitted by contract manufacturing, as well as the Company's policy of manufacturing products based primarily on orders, enables the Company and its customers to reduce the costs and risks of making early commitments for fabric and piece goods and maintaining finished goods inventory, including the risk of fashion obsolescence.

   The Company currently uses 12 domestic sewing contractors, the five largest of which account for approximately 81% of the Company's products. Although the Company has no master manufacturing agreements with any of its contractors and competes with other apparel companies for production capacity, the Company believes that its relationships with its contractors are satisfactory and that alternative sources for sewing services are readily available.

   The principal fabrics used in the Company's domestically manufactured products are solid knits, novelty knits, denim and cotton, which are currently acquired from suppliers and textile mills located in the United States. One source accounted for approximately 14% of the Company's fabric for fiscal 1997, and the five largest accounted for approximately 44% of such fabric. Although the Company has no long-term agreements with any of its domestic fabric suppliers and competes with other apparel companies for fabric, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of fabric are readily available.

   The Company's employees currently inspect each of its domestic contractors at least three times each week for compliance with the Company's specifications and patterns and monitor the timely delivery of finished goods to the Company. The Company continues its quality assurance efforts by inspecting the quantity and quality of all fabric received from its fabric suppliers and by inspecting at least 10% of all finished goods received from its domestic sewing contractors. In the event more than five percent of the fabric inspected is found to be defective, all such product will be returned to the fabric supplier and reinspected upon its redelivery to the Company.

   Importing. In July 1994, to attract additional retail customers, the Company commenced foreign sourcing from various points in the Philippines, Hong Kong, and China which offer product at lower price points. Contracting with foreign manufacturers enables the Company to take advantage of lower prevailing labor rates and, accordingly, to produce a garment which can be sold in the moderate price range while maintaining a cost of manufacture lower than that of a domestically manufactured product. The Company's import sales for 1997 were $10,469,000, 19% of total volume compared to $6,385,000 for 1996, 11% of total volume.

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

   The Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, quotas, restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. The Company believes that its principal competitors, many of whom also rely on manufacturing sources in the Far East, may experience similar risks.

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

   The Company's foreign manufacturing is conducted under the constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including those from which the Company is currently sourcing products. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. The Company is unable to predict whether legislation which could result in additional U.S. customs duties, quotas or other restrictions on the importation of its products will be enacted in the future. The enactment of such legislation could result in increases in the cost of such products generally and might materially and adversely affect the sales, profitability or financial condition of the Company. However, the trend today is towards lowering tariffs and eliminating textile quotas. The United States, in the Uruguay Round Agreements Act enacted by the Congress to implement the GATT Uruguay Round Agreement, has committed itself to doing both.

   The Company does not contract for quota separately from the garment cost. Quota charges are included in the purchase order cost. For this reason, the Company views its current factories as valuable sources for the quota categories it intends to import.

MARKETING

   During fiscal 1997, the Company's products were sold to over 600 department stores, apparel specialty stores and discount chains, many of which have locations throughout the United States. The Company's customers include Dillard's, Federated Department Stores, J.C. Penney, Wet Seal, Petries, Mervyns, and Sears, which accounted for an aggregate of 37% of the Company's gross sales for fiscal 1997. No single customer accounted for more than 11% of the Company's gross sales for fiscal 1997 (12% for fiscal 1996). Commencing in 1994, the Company has sought to reduce its reliance upon lower volume apparel specialty stores, which generally have higher returns and less secure credit ratings than department stores and discount chains, primarily by hiring more experienced sales personnel with prior relationships with department stores and discount chains. As a result of such efforts and the consolidation of retail stores generally, the number of the Company's customers was reduced from 850 in fiscal 1993 to 670 in fiscal 1994 to 640 in fiscal 1995 to 610 in fiscal 1996 and to 605 in fiscal 1997.

   The Company sells its products directly through a 10 person sales staff located in showrooms in both Los Angeles and New York. In addition, senior management actively participates in selling to major accounts.

   The Company's sportswear and dresses are marketed primarily under the Jalate brand name. Approximately 25% of the Company's net sales for fiscal 1997 was attributable to the Company's products sold under the customers' labels. The use of its own label allows a customer to increase its gross profit margin due to the established value of its brand name.

   The Company provides product development for apparel retailers, including Dillard's Department Stores, Victoria's Secret and Limited Express. In this effort, the Company's employees work in coordination with a customer to develop, design and manufacture goods to be sold under the customer's own label. Approximately 10% of the Company's net sales for fiscal 1997 was attributable to apparel designed by the Company on behalf of customers. The Company believes that its commitment to value pricing, which provides consumers with well-made, fashionable apparel for a moderate price, is generally recognized by apparel retailers and is a principal reason for the success of the Company's product development offerings.

BACKLOG

   The Company's backlog of orders was approximately $8,984,000 at March 18, 1998, compared to approximately $16,906,000 at March 14, 1997, a decrease of 47%. All of the orders included in such backlog require shipment before May 31, 1998. Such orders generally may be canceled only in the event of late delivery or delivery of non-conforming goods. The Company generally has not experienced difficulty in shipping orders by the dates requested by its customers or in material returns of its products. The amount of backlog which is manufactured and shipped during any period is dependent on various factors and, accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments.

COMPETITION

   Each segment of the women's and kids apparel industry in which the Company offers products is highly competitive. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, specialty stores, retail chains and mass merchandisers, including certain of the Company's customers, which sell apparel under their own labels. The Company's principal competitors include Chorus Line, Oshkosh, and California Concepts. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company.

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

EMPLOYEES

   At February 28, 1998, the Company had 140 full-time employees (down from 172 at February 28, 1997), of whom three were engaged in corporate management, 16 in administration, 15 in merchandising and design, 29 in pattern and sample making, 31 in production, 16 in sales and customer service, five in management information systems, five in data entry and 20 in warehousing and shipping. The Company's employees are not covered by any collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

TRADEMARKS

   The Company has registered certain of its labels and brand names in selected foreign countries and intends to seek registration of its labels and brand names in the United States. The Company believes, however, that the importance of brand awareness in general has diminished and that consumers have come to view value pricing as increasingly important.

ITEM 2.     PROPERTIES

   The Company has its executive offices, design and production facilities and warehouse in a single building in Los Angeles, California. These premises contain approximately 61,500 square feet, of which approximately 8,500 square feet are used for administrative offices, 8,500 square feet for design and production and 44,500 square feet for shipping and warehousing, and are leased from an independent third party under a lease which expires on November 14, 1998. The monthly rent on such premises is $24,000. In order to reduce rental expense, the Company anticipates relocating prior to the lease expiration date.

   On October 11, 1994, the Company entered into a lease with an independent third party for approximately 90,000 square feet located in City of Commerce, of which 10,000 square feet is used for administrative offices, 40,000 square feet is used for additional warehousing and inspection of piece goods and 40,000 square feet is used for manufacturing. The initial term of the lease is five years and two months, commencing on December 1, 1994, and is subject to two options to renew for five years each. The annual rent on such premises is $259,000. The Company has agreed to sublease half of these premises to the Joint Venture on the same terms as set forth in the lease.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AMEX LISTING

   The Company's Common Stock currently trades on the American Stock Exchange ("AMEX") under the symbol "JLT."

   The following table sets forth, for the periods indicated, the range of high and low closing prices on AMEX.

                            Low            High
                           -----          -----
        1996

First Quarter............ $ 2.50         $ 4.00
Second Quarter...........   3.25           4.625
Third Quarter............   3.50           4.688
Fourth Quarter...........   2.875          4.50

        1997

First Quarter............   2.8125         3.50
Second Quarter...........   2.25           3.00
Third Quarter............   1.625          2.375
Fourth Quarter...........   1.625          2.25

   On March 17, 1998, the closing price of the Company's Common Stock as reported on AMEX was $1.8125. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 17, 1998, there were approximately 382 shareholders of record of the Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

   On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. The notes mature January 31, 2000 with quarterly installments commencing on April 30, 1999. The notes are secured by the Company's investment interest in Airshop, Ltd. In connection with the transaction, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable through January 2003 at an exercise price of $1.625 per share.

ITEM 6.    SELECTED FINANCIAL DATA

   The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 Year Ended December 31,
                            ------------------------------------------------------------------------------------------------
                                      1993                          1994                 1995           1996        1997
                            --------------------------   --------------------------  ------------   ------------  ---------
                                              Pro                          Pro
                              Actual        Forma          Actual        Forma        Actual          Actual        Actual
                            ---------     ---------      ---------     ---------     ---------       --------      ---------
STATEMENTS OF OPERATIONS DATA

Net sales...................$  38,255     $  38,255      $  63,887     $  63,887     $  70,800      $  54,021     $  51,216
Cost of goods sold...........  27,729        27,729         46,872        46,872        56,211         39,514        40,629
                             --------     ---------      ---------     ---------     ---------      ---------     ---------
Gross profit.................  10,526        10,526         17,015        17,015        14,589         14,507        10,587

Operating expenses...........   8,291         8,291         14,071        14,071        16,977         14,220        14,792
                             --------     ---------      ---------     ---------     ---------      ---------     ---------
Earnings (loss) from            2,235         2,235          2,944         2,944        (2,388)           287        (4,205)
operations...................

Interest expense.............     412(1)        412(1)         359           359           896            548           785
Equity in earnings of
unconsolidated subsidiaries..       -             -              -             -           (75)          (288)         (448)
                             --------     ---------      ---------     ---------     ----------     ----------    ----------
Earnings (loss) before          1,823         1,823          2,585         2,585        (3,209)            27        (4,542)
income taxes (benefit)

Income taxes (benefit):

  Current period.............      78           744(2)         720           912(2)       (313)             -             -
  Settlement of tax
    examination.............      200(1)        200(1)           -             -             -              -             -
                            ---------     ---------      ---------     ---------     ---------      ---------     ---------

Net earnings (loss).........$   1,545     $     879      $   1,865     $   1,673     $  (2,896)     $      27     $  (4,542)
                            =========     =========      =========     =========     =========      =========     ==========

Net earnings (loss) per share (note 3):

  Basic.....................$    0.66     $    0.38      $    0.59     $    0.53     $    (.85)     $    .01      $   (1.33)
                            =========     =========      =========     =========     ==========     ========      ==========
  Diluted...................$    0.65     $    0.37      $    0.59     $    0.53     $    (.85)     $    .01      $   (1.33)
                            =========     =========      =========     =========     ==========     ========      ==========
Weighted average shares (note 3):

  Basic.....................2,343,000     2,343,000      3,138,000     3,138,000     3,390,000      3,402,000     3,403,000
                            =========     =========      =========     =========     =========      =========     =========
  Diluted...................2,393,000     2,393,000      3,149,000     3,149,000     3,390,000      3,488,000     3,403,000
                            =========     =========      =========     =========     =========      =========     =========

(1) In July 1993, the Internal Revenue Service completed its examination of the Company's federal income tax returns for October 31, 1989 through December 31, 1991. Statements of Operations Data include as an expense $200,000 of federal and state taxes and $70,000 of interest thereon recorded by the Company in the year ended December 31, 1993 as a result of such examination. Such tax assessments relate primarily to 1989 and prior to the Company's S Corporation election.

(2) Effective November 1, 1989, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable California tax laws. As a result, the earnings of the Company have been taxed for federal and California income tax purposes directly to the Company's shareholders rather than to the Company. On the consummation of the Company's initial public offering in 1994, the Company became subject to federal and California income taxes. Pro Forma Statements of Operations Data have been adjusted to reflect the income tax expense that would have been recorded had the Company not been an S Corporation.

(3) In 1997, the Company adopted the provisions of Financial Accounting Standards (FAS) No. 128 "Earnings per Share". For information pertaining to the calculation of net earnings (loss) per common share, see Note 1 of Notes to Financial Statements.

(IN THOUSANDS)                                    December 31,
                                -------   -------   -------   -------   -------
                                 1993      1994      1995      1996      1997
                                -------   -------   -------   -------   -------
BALANCE SHEETS DATA

Working capital (deficiency)    $   971   $ 7,384   $ 4,108   $ 3,738   $  (769)
Total assets ................     5,229    12,523     9,183     9,173     6,893
Total current liabilities ...     3,712     4,327     3,846     3,809     6,071
Shareholders' equity ........     1,517     8,196     5,337     5,364       822


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 7 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-K THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PROVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFEHARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS YEARLY REPORT ON FORM 10-K ARE MADE PURSUANT TO THE ACT.

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

   In fiscal 1996, the Company commenced a program of (i) starting a Kids clothing line which had a sales backlog of $1,000,000 at December 31, 1996, (ii) implementing improved shipping procedures and managed markdowns which reduced dilution from 9.9% of sales in 1995 to 7.1% in 1996 and (iii) improving gross profit margins from 20.6% in 1995 to 26.9% in 1996.

   In fiscal 1997, the Company commenced a program of (i) developing the new Kids clothing line, which produced gross sales of $3,900,000, (ii) preparing for installation of an integrated production, shipping and financial information system and (iii) investing in Airshop, Ltd., which designs and sells junior women's apparel through its internet website and catalogs through which the Company will sell its line of apparel.

   There can be no assurance that such efforts will enable the Company to maintain its competitive position.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                             Percentage Dollar
                               Percent of Net Sales         Increase (Decrease)
                        ----------------------------------- -------------------
                             Year Ended December 31,          1995       1996
                        -----------------------------------    to         to
                           1995        1996       1997        1996       1997
                         ---------   ---------  ---------   ---------   -------
Net sales...............     100.0%      100.0%     100.0%      (23.7)     (5.2)
Cost of goods sold......     (79.4)      (73.1)     (79.3)      (29.7)      2.8
                        ----------     ------- -----------
Gross profit............      20.6        26.9       20.7         (.6)    (27.0)
Operating expenses......     (24.0)      (26.3)     (28.9)      (16.2)      4.0
                        ----------     ------- -----------
Earnings   (loss)  from
operations .............      (3.4)         .6       (8.2)      112.0
Interest expense........      (1.2)       (1.0)      (1.5)      (38.8)     43.2
Equity in  earnings  of
unconsolidated                  .1          .5         .9       284.0      55.6
subsidiaries............----------  ---------- ----------
Earnings  (loss) before
income taxes (benefit)..      (4.5)         .1       (8.9)      100.8
Income taxes (benefit)..       (.4)          -          -      (100.0)       -
                           -------  ---------- ----------
Net earnings (loss).....      (4.1)         .1       (8.9)      100.9
                           =======  ========== ===========

FISCAL 1997 COMPARED TO FISCAL 1996

   Net Sales. Gross sales decreased from $58,154,000 for fiscal 1996 to $56,300,000 for fiscal 1997, a decrease of 3.2%, due to a decrease in the volume of apparel sold from 5,867,000 units to 5,735,000 units, a decrease of 2.2%, which was amplified by a decrease in the average wholesale price from $9.91 to $9.82, a decrease of 0.9%. The decrease in volume was due primarily to the consolidation of the retail market causing reduced customer demand.

   Returns and allowances increased from $2,442,000 (4.2% of gross sales) for fiscal 1996 to $3,866,000 (6.9% of gross sales) for fiscal 1997, an increase of 58.3%. This increase was due in part to returns of one line of apparel
(shipped during the second fiscal quarter) because of defective design and production problems which were remedied during the third fiscal quarter.

   Discounts decreased from $1,691,000 (2.9% of gross sales) for fiscal 1996 to $1,218,000 (2.2% of gross sales) for fiscal 1997, a decrease of 28.0%. This decrease was due primarily to a reduction in sales to customers requiring term discounts.

   As a result of the foregoing factors, net sales decreased from $54,021,000 for fiscal 1996 to $51,216,000 for fiscal 1997, a decrease of 5.2%.

   Gross Profit. Gross profit decreased from $14,507,000 (26.9% of net sales) for fiscal 1996 to $10,587,000 (20.7% of net sales) for fiscal 1997, a decrease of 27.0%. The decrease in gross profit as a percentage of net sales was due primarily to losses incurred on the sale of returned goods and inventory markdowns.

   Operating Expenses. Operating expenses increased from $14,220,000 (26.3% of net sales) for fiscal 1996 to $14,792,000 (28.9% of net sales) for fiscal 1997, an increase of 4.0%. This increase was due primarily to non-recurring expenses totaling approximately $1,000,000 related primarily to employee severance expenses and the closing of the unprofitable Missy division.

   Interest Expense. Interest expense increased from $548,000 (1.0% of net sales) for fiscal 1996 to $785,000 (1.5% of net sales) for fiscal 1997, an increase of 43.2%. The increase in interest expense was due primarily to increased borrowing from the factor and the bank to provide working capital to fund the Company's operations.

   Equity in Earnings of Unconsolidated Subsidiaries. The Company is a partner in a manufacturing joint venture with an affiliate of its largest sewing contractor. The Company accounts for its investment in the joint venture under the equity method of accounting. The Company's share of equity in earnings in the joint venture increased from $288,000 (0.5% of net sales) in fiscal 1996 to $488,000 (1.0% of net sales) in fiscal 1997. See Note 5 to the Financial Statements appearing elsewhere in the Form 10-K.

   In October 1997, the Company entered into an agreement to invest $500,000 for a 40% equity share in Airshop, Ltd. ("Airshop"). Airshop designs and sells junior women's apparel through its internet website and catalogs. Airshop is currently in the start-up phase of its existence and lost approximately $296,000 for fiscal 1997. The Company, which accounts for its investment in Airshop under the equity method of accounting, recorded $40,000 as its share of the loss. This represents Jalate's share of the loss of Airshop from the date of the Company's investment through December 31, 1997.

   Income Taxes. The Company did not record any income tax expense or benefit in fiscal 1996 or fiscal 1997 as its effective tax rate was zero due to changes in the valuation allowance resulting from the generation and reversal of certain temporary differences and the 1997 loss from operations. As of December 31, 1996 and 1997, the Company recorded a valuation allowance of $750,000 and $2,660,000 related to deferred tax assets of $750,000 and $2,660,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (loss) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. See Note 7 to the Financial Statements appearing elsewhere in this Form 10-K.

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

   Operating Expenses. Operating expenses decreased from $16,977,000 (24.1% of net sales) for fiscal 1995 to $14,220,000 (26.3% of net sales) for fiscal 1996, a decrease of 16.2%. This decrease was due primarily to the decrease in sales. While the dollar amount of operating expenses decreased, the percentage of operating expenses to net sales increased 2.3%. The increase in percentages was attributable partially to the Company's preproduction and production expenses that increased from $1,828,000 (2.6% of net sales) to $2,757,000 (5.1% of net sales). The main reason for this was the implementation of the Company's procedures to improve the performance of these departments, which resulted in an increase in the experience level and number of personnel. The results of these improvements had a direct impact on reducing the amount of returns and allowances, which resulted in the Company's obtaining a significant improvement in its gross profit. This was partially offset by a decrease in shipping costs from $2,326,000 (3.3% of net sales) to $1,134,000 (2.1% of net sales). The decrease in shipping costs as percentage of net sales was due to the Company's restructuring of its distribution center which among other items resulted in minimizing air shipments. All of the other categories remained consistent or changed only slightly as a percentage of sales.

   Interest Expense. Interest expense primarily reflects interest payable on advances from the factor. Interest expense decreased from $896,000 for fiscal 1995 to $548,000 for fiscal 1996, a decrease of 38.8%. This was primarily due to the improvements the Company made in managing the level of its inventories and the related debt to finance inventories.

   Equity in Earnings of Unconsolidated Subsidiaries. The Company is a partner in a manufacturing joint venture with an affiliate of its largest sewing contractor. The Company accounts for its investment in the joint venture under the equity method of accounting. The Company's share of equity in earnings in the joint venture increased from $75,000 in 1995 to $288,000 in 1996. See Note 5 to the Financial Statements appearing elsewhere in the Form 10-K.

   Income Taxes. The Company did not record any income tax expense or benefit in 1996 as its effective tax rate was zero due to a reduction in the valuation allowance resulting from a reversal of certain temporary differences. The Company recorded an income tax benefit in 1995 in the amount of $313,000, representing an effective income tax benefit of 9.8%. The benefit was the result of carrying back certain losses. As of December 31, 1996, the Company recorded a valuation allowance of $750,000 related to deferred tax assets of $750,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (loss) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. See Note 7 to the Financial Statements appearing elsewhere in this Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its working capital requirements from advances drawn against factored receivables, a revolving loan agreement with a factor, distributions from a joint venture and proceeds from its initial public offering in 1994. However, the Company has suffered substantial losses from operations resulting in a large accumulated deficit and has a working capital deficiency as of December 31, 1997 and cash generated from operations has been insufficient to fund expenditures. Management has developed and begun a cost reduction plan that includes reducing the number of employees and related compensation expense. Management is also currently seeking additional financing from outside sources to fund future operations. However, there is no assurance that the cost reduction plan or additional financing, if obtained, will be sufficient to sustain operations. Should management be unsuccessful, the Company may be required to restructure or curtail operations.

   Net cash used in operating activities for fiscal 1997 was $1,697,000 compared to net cash used in operating activities for fiscal 1996 of $77,000. At December 31, 1997, the Company had a working capital deficiency of $769,000, a decrease of $4,507,000 as compared to working capital of $3,738,000 at December 31, 1996. Inventory increased from $3,572,000 at December 31, 1996 to $4,812,000 at December 31, 1997.

   The Company has an agreement, as amended, with a factor whereby the factor purchases most of the trade accounts receivable and assumes all credit risks with respect to such accounts for a factoring charge, as defined. The Company can draw advances from the factor based on all accounts receivable sold. Advances on receivables sold in excess of credit limits established for each account are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. Additionally, the Company could borrow up to $2.1 million in excess of the sold receivables under a revolving loan agreement with the factor as of December 31, 1997. This amount reduces to $1.5 million on April 1, 1998. Any advances from the factor are secured by all receivables and general intangibles. The Company may also issue letters of credit which are secured by a security interest in the Company's inventory. At December 31, 1997, the Company had $699,000 available for borrowings under the amended agreement. At December 31, 1997, the Company was contingently liable for outstanding letters of credit of approximately $552,000.

   The agreement with the factor contains certain restrictive financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants, including restrictions on tangible net worth, current ratio and working capital. The Company is negotiating with the factor to obtain waivers in the near term. If the Company fails to receive these waivers it may experience reductions in available credit which could have a material adverse effect on the Company's financial condition, results of operations and cash flows, and may compel the Company to restructure or curtail operations.

   A summary of the amount due from (to) the factor follows:

                                                December 31,
                                     -----------------------------------
                                         1996                 1997
                                     -------------        --------------
Receivables held by factor .......    $5,234,000          $ 5,448,000
Less advances from factor ........     2,214,000            6,389,000
Less open credit memos                   253,000              374,000
                                      ==========           ==========
Due from (to) factor .............    $2,767,000          $(1,315,000)
                                      ==========           ==========

   The Company has a $1,120,000 term loan with a bank. Principal is due in weekly installments ranging from $25,000 to $50,000, with the remaining principal due in July 1998. The loan is secured by a first priority security interest in inventory, a second priority security interest in accounts receivable and an intercreditor agreement with the factor. Under this term loan agreement, the Company is subject to certain restrictive financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants, including restrictions on tangible net worth, current ratio and working capital. The Company has received a waiver from the Bank effective December 31, 1997. The Company is currently in default and is negotiating with the Bank to receive extensions of the waivers in the near term. If the Company fails to receive the extensions of the waivers, the Bank may call for immediate payment of the balance of the term loan, which would have material negative effect on the Company's financial condition, results of operations and cash flows, and may compel the Company to restructure or curtail operations.

   In November 1994, the Company entered into a manufacturing joint venture (the "Joint Venture") with Lebr Associates, Inc., an affiliate of the Company's largest sewing contractor. For a description of the Joint Venture, see "Item 1. Business Manufacturing - In-house Manufacturing." During 1995, the Joint Venture purchased certain sewing machines and ancillary equipment. In connection with the purchase of such equipment, the Joint Venture borrowed an aggregate of $544,800 from General Electric Capital Corporation ("GECC"). Such indebtedness
(i) is secured by the equipment, (ii) is payable in sixty (60) equal consecutive monthly installments and (iii) bears interest at the annual rate of 3.42% over the one-month commercial paper rate as stated from time to time in the Federal Reserve Statistical Release (5.7% at December 31, 1997). See Note 5 to the Financial Statements appearing elsewhere in Form 10-K.

   On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. The notes mature January 31, 2000 with quarterly installments commencing on April 30, 1999. The notes are secured by the Company's investment interest in Airshop, Ltd. In connection with the transaction, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable through January 2003 at an exercise price of $1.625 per share.

YEAR 2000 ISSUE

   The year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, those programs could create erroneous information by or at the year 2000.

   The Company is assessing the internal readiness of its computer systems for handling the year 2000 issue. The Company expects to implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have an adverse effect on future results of operations.

   The Company is in the process of evaluating the extent to which the Company is vulnerable to third parties' failure to address their own year 2000 issues. Those parties include customers, suppliers and other third party business partners. The Company has not yet completed a review process with respect to these third parties. As a result, the Company cannot determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's customers, suppliers and other business partners to remediate their own year 2000 issues.

RECENTLY ISSUED PRONOUNCEMENTS

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS No. 130 establishes standards for reporting and display of comprehensive income and its components. FAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. FAS No. 130 and FAS No. 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company plans to implement these two standards during 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

   The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

   The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 Election of Directors" contained in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information - Security Ownership of Principal Shareholders and Management" and "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors - Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Financial Statement Schedule on page F-1 for a list of financial statements and financial statement schedules filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

   (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

   (c) Exhibits. The following is a list of exhibits filed as a part of this report.

EXHIBIT
NUMBER                            DESCRIPTION
--------                          -----------

  3.1         Restated Articles of Incorporation of the Company [3.1*] (1)

  3.2         Bylaws of the Company [3.2*] (1)

  4.1         Form of stock certificate [4.3*] (2)

  4.2 Underwriters' Warrant Agreement dated March 16, 1994, among the Company, H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc. [4.2*] (6)

  10.01 Employment Agreement dated December 1, 1995, between the Company and Vinton W. Bacon. [10.43*](8)

  10.02 Indemnification Agreement dated January 1, 1996, between the Company and Vinton W. Bacon. [10.46*] (8)

  10.03 Indemnification Agreement dated as of October 21, 1993, between the Company and Larry Brahim [10.6*] (1)

  10.04 Employment Agreement dated January 30, 1996, between the Company and Theodore B. Cooper [10.44*] (8)

 EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------

  10.05 Indemnification Agreement dated March 26, 1994, between the Company and Allan E. Dalshaug. [10.47*] (8)

  10.06 Employment Agreement dated May 6, 1996, between the Company and Frederick A. Findley. [10.51*](9)

  10.07 Indemnification Agreement dated January 1, 1996, between the Company and Frederick A. Findley.[10.52*] (9)

  10.08 Employment Agreement dated January 30, 1996, between the Company and Jeffrey L. Friedman. [10.45*] (8)

  10.09 Indemnification Agreement dated as of October 21, 1993, between the Company and Jeffrey L. Friedman. [10.8*] (1)

  10.10 Indemnification Agreement dated August 21, 1995, between the Company and I. Jay Goldfarb.[10.48*] (8)

  10.11 Indemnification Agreement dated January 1, 1996, between the Company and Phillip C. Levin.[10.50*] (8)

  10.12 Indemnification Agreement dated August 1, 1996, between the Company and Victor K. Nichols. [10.59*] (10)

  10.13 Indemnification Agreement dated August 1, 1996, between the Company and William Soady. [10.60*] (10)

  10.14 Jalate, Ltd. 1993 Employee Stock Incentive Plan, together with forms of stock option and restricted stock agreements. [10.10*] (1)

  10.15 Subordinated Secured Promissory Note dated January 27, 1998 by and between the Company and William M. De Arman for $475,000.

  10.16 Stock Purchase Warrant, Series A, issued January 27, 1998 to William M. De Arman for 250,000 shares.

  10.17 Subordinated Secured Promissory Note dated January 27, 1998 by and between the Company and John E. Drury for $95,000.

  10.18 Stock Purchase Warrant, Series A, issued January 27, 1998 to John E. Drury for 50,000 shares.

  10.19 Subordinated Secured Promissory Note dated January 27, 1998 by and between the Company and Don A. Sanders for $237,500.

  10.20 Stock Purchase Warrant, Series A, issued January 27, 1998 to Don A. Sanders for 125,000 shares.

  10.21 Subordinated Secured Promissory Note dated January 27, 1998 by and between the Company and Katherine U. Sanders for $142,500.

  10.22 Stock Purchase Warrant, Series A, issued January 27, 1998 to Katherine U. Sanders for 75,000 shares.

  10.23 Security and Pledge Agreement dated January 27, 1998 between the Company and William M. De Arman.

  10.24       Articles of Incorporation of Linroz Manufacturing, Inc.
              [10.21*] (5)

  10.25       Bylaws of Linroz Manufacturing, Inc. [10.22*] (5)

  10.26 Agreement of Limited Partnership of Linroz Manufacturing Company, L.P. [10.23*] (5)

  10.27 Stock Purchase Agreement dated November 4, 1994 among the Company, Linroz Manufacturing, Inc., and Lebr Associates, Inc. [10.24*](5)

  10.28 Promissory Note dated May 5, 1995 in the principal amount of $306,247.99 payable by Linroz Manufacturing Company, L.P.
              (the "Joint Venture") to General Electric Capital Corporation ("GECC") [10.31*] (7)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------

  10.29 Master Security Agreement dated March 24, 1995, between GECC, as secured party, and the Joint Venture, as debtor [10.32*] (7)

  10.30 First Amendment to Commercial Credit Agreement dated as of February 29, 1996, between the Company and Wells Fargo HSBC Trade Bank, N.A. (formerly, The Hongkong and Shanghai Banking Corporation Limited). [10.51*] (8)

  10.31 Continuing Credit Agreement dated June 1, 1996, between the Company and the Wells Fargo HSBC Trade Bank, N.A. (Formerly, The Hong Kong and Shanghai Banking Corporation Limited.). [10.53*]
              (9)

  10.32 First Amendment to Agreement dated November 30, 1996 between the Company and Wells Fargo HSBC Trade Bank, N.A. [10.54*] (9)

  10.33 Second Amendment to Agreement dated March 17, 1997, between the Company and Wells Fargo HSBC Trade Bank, N.A. [10.57*] (9)

  10.34 Letter Agreement dated as of October 23, 1997 by and between the Company and Wells Fargo HSBC Trade Bank, N.A. amending the Credit Agreement dated as of May 31, 1997 by and between the Company and Wells Fargo HSBC Trade Bank, N.A. [10.1*] (11)

  10.35 Credit Agreement by and between the Company and Wells Fargo HSBC Trade Bank, N.A. dated as of January 21, 1998.

  10.36 Term Note for $1,092,945 dated January 21, 1998 between the Company and Wells Fargo HSBC Trade Bank, N.A.

  10.37 Letter of Consent and Waiver issued on January 22, 1998 by Wells Fargo HSBC Trade Bank, N.A. regarding Credit Agreement dated January 21, 1998 in respect to borrowing from four lenders.

  10.38 Letter agreement dated February 16, 1996, between the Company and Congress Talcott Corporation (Western). [10.52*] (8)

  10.39 Letter Agreement dated July 25, 1996, between the Company and Congress Talcott Corporation (Western). [10.55*] (9)

  10.40 Letter Agreement dated March 4, 1997, between the Company and Congress Talcott Corporation (Western). [10.56*] (9)

  10.41 Revolving Loan Agreement by and between the Company and Heller Financial, Inc. dated June 30, 1997.

  10.42 First Amendment, dated August 27, 1997, to Revolving Loan Agreement by and between the Company and Heller Financial, Inc.

  10.43 Second Amendment, dated December 22, 1997, to Revolving Loan Agreement by and between the Company and Heller Financial, Inc.

  10.44 Collection Date Factoring Agreement by and between the Company and Heller Financial, Inc. dated June 30, 1997.

  10.45 Letter Amendment, dated November 18, 1997, to Collection Date Factoring Agreement by and between the Company and Heller Financial, Inc.

  10.46 Letter of Consent and Waiver issued on January 22, 1998 by Heller Financial, Inc. regarding Collection Date Factoring Agreement and Revolving Loan Agreement, both dated June 30, 1997, in respect to borrowing from four lenders

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------

  10.47 Letter of Credit/Guaranty Agreement dated November 1997 between the Company and Heller Financial, Inc.

  10.48 Letter Agreement to Issue Supplier and/or Factor Guaranties dated November 1997 from Heller Financial, Inc.

  10.49 Inventory Security Agreement dated December 2, 1997 by and between the Company and Heller Financial, Inc.

  10.50 Lease dated November 7, 1989, between California Mart, as lessor, and the Company, as lessee [10.13*] (1)

  10.51 Standard Industrial Lease - Multi-Tenant dated August 21, 1992, between Eugene J. Mulholland and Leonor Mulholland, D/B/A Contract Associates, as lessor, and the Company, as lessee [10.14*] (1)

  10.52 Standard Industrial/Commercial Single-Tenant Lease-Gross dated September 8, 1993, between Swede Sportswear Co., Inc., as lessor, and the Company, as lessee [10.11*] (1)

  10.53 Lease dated March 15, 1994, between the Company and Gettinger Associates [10.16*] (3)

  10.54 Standard Industrial/Commercial Single Tenant Lease - Gross dated October 11, 1994, by the Company, as lessee, and George Familian Testamentary Trust, as lessor, as amended [10.25*] (5)

  10.55 Master Equipment Lease dated July 5, 1994, between the Company and XL/Datacomp, Inc. [10.20*](4)

  10.56 Letter agreement dated January 24, 1996, between the Company and I.S.K., Inc. [10.41*] (8)

  10.57 Credit Agreement dated May 31, 1997 by and between the Company and Wells Fargo HSBC Trade Bank, NA.

  21.1        Subsidiaries of the Registrant.

                Linroz Manufacturing, Inc., a California corporation Linroz Manufacturing Company, L.P., a California limited partnership

                Both these entities do business under their own names.

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

  6. Filed as a exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  7. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

  8. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  9. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

11. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                       JALATE, LTD.

                                       By:  /s/ FREDERICK A. FINDLEY
                                           ---------------------------------
                                             Frederick A. Findley
                                             Vice President - Finance, Chief
                                             Financial Officer and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                    Signature                                     Title                         Date


             /s/ VINTON W. BACON                   Chief Executive Officer, Chief Operating     March 31, 1998
------------------------------------------------   Officer and Director
                 Vinton W. Bacon

              /s/ LARRY BRAHIM                     Chairman of the Board, Executive Vice        March 31, 1998
------------------------------------------------   President and Director
                  Larry Brahim

          /s/ FREDERICK A. FINDLEY                 Vice President - Finance,                    March 31, 1998
------------------------------------------------   Chief Financial Officer and Secretary
              Frederick A. Findley

            /s/ ALLAN E. DALSHAUG                  Director                                     March 31, 1998
------------------------------------------------
                Allan E. Dalshaug

             /s/ JOSEPH S. DAVIS                   Director                                     March 31, 1998
------------------------------------------------
                 Joseph S. Davis

             /s/ I. JAY GOLDFARB                   Director                                     March 31, 1998
------------------------------------------------
                 I. Jay Goldfarb

             /s/ VICTOR NICHOLS                    Director                                     March 31, 1998
------------------------------------------------
                 Victor Nichols

              /s/ WILLIAM SOADY                    Director                                     March 31, 1998
------------------------------------------------
                  William Soady

                                                                   Exhibit 23.1





                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Jalate, Ltd.:

We consent to incorporation by reference in the registration statement on Form S-8 of Jalate, Ltd. of our report dated March 6, 1998, relating to the balance sheets of Jalate, Ltd. as of December 31, 1997, and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which report appears in the December 31, 1997 annual report on Form 10-K of Jalate, Ltd.

Our report dated March 6, 1998, contains an explanatory paragraph that states that the Company has suffered substantial losses from operations resulting in a large accumulated deficit and has a working capital deficiency as of December 31, 1997, which raise substantial doubt about its ability to continue as a going concern. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



                                                      KPMG PEAT MARWICK LLP



Los Angeles, California
March 31, 1998

                                                                  Exhibit 23.1





                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Jalate, Ltd.:

We consent to incorporation by reference in the registration statement on Form S-8 of Jalate, Ltd. of our report dated March 6, 1998, relating to the balance sheets of Linroz Manufacturing Company, L.P. as of December 31, 1997, and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended, which report appears in the December 31, 1997 annual report on Form 10-K of Jalate, Ltd.

Our report dated March 6, 1998, contains an explanatory paragraph that states that to date all of the Company's sales have been to Jalate, Ltd., a 50% owner of the Company. As of December 31, 1997, Jalate had a working capital deficiency and an accumulated deficit resulting from substantial losses from operations. Due to the Company's dependency on Jalate, should Jalate be unable to continue as a going concern or be required to restructure or curtail operations, the effect could have an adverse impact on the Company's financial position and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      KPMG PEAT MARWICK LLP



Los Angeles, California
March 31, 1998

                                  JALATE, LTD.

                        Index to Financial Statements and
                          Financial Statement Schedule



                                                                                                                   Page
                                                                                                                   ----
Jalate, Ltd.:
     Independent Auditors' Report                                                                                   F-2
     Financial Statements of Jalate, Ltd.:
         Balance Sheets - December 31, 1996 and 1997                                                                F-3
         Statements of Operations - Years ended December 31, 1995, 1996 and 1997                                    F-4
         Statements of Shareholders' Equity - Years ended December 31, 1995, 1996 and 1997                          F-5
         Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997                                    F-6
         Notes to Financial Statements                                                                              F-8

     Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                                                           F-19

Linroz Manufacturing Company, L.P.:
     Independent Auditors' Report                                                                                  F-20
     Financial Statements of Linroz Manufacturing Company, L.P.:
         Balance Sheets - December 31, 1996 and 1997                                                               F-21
         Statements of Operations - Years ended December 31, 1995, 1996 and 1997
             (1995 unaudited)                                                                                      F-22
         Statements of Partners' Capital - Years ended December 31, 1995, 1996 and 1997
             (1995 unaudited)                                                                                      F-23
         Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997
             (1995 unaudited)                                                                                      F-24
         Notes to Financial Statements                                                                             F-25

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jalate, Ltd. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered substantial losses from operations resulting in a large accumulated deficit and has a working capital deficiency as of December 31, 1997 and is in default under certain loan agreements due to violations of certain covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




                                             KPMG PEAT MARWICK LLP




Los Angeles, California
March 6, 1998

                                  JALATE, LTD.
                                 Balance Sheets

                           December 31, 1996 and 1997



                                   ASSETS                                         1996         1997
                                                                               ----------   ----------
Current assets:
    Cash                                                                       $   97,000      170,000
    Due from factor, net (note 2)                                               2,767,000           --
    Trade accounts receivable, less allowance for doubtful receivables of
      $358,000 in 1996 and $324,000 in 1997                                       821,000      119,000
    Inventories (note 3)                                                        3,572,000    4,812,000
    Refundable income taxes (note 7)                                              120,000           --
    Prepaid expenses and other current assets                                     170,000      201,000
                                                                               ----------   ----------

           Total current assets                                                 7,547,000    5,302,000

Property and equipment, at cost, net (note 4)                                   1,050,000      961,000
Investment in unconsolidated subsidiaries (note 5)                                482,000      551,000
Other assets, at cost                                                              94,000       79,000
                                                                               ----------   ----------

                                                                               $9,173,000    6,893,000
                                                                               ==========   ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank (note 6)                                              $  684,000    1,120,000
    Due to factor (note 2)                                                             --    1,315,000
    Trade accounts payable                                                      2,776,000    3,092,000
    Accrued expenses                                                              254,000      401,000
    Accounts payable to unconsolidated subsidiary (note 5)                         95,000      143,000
                                                                               ----------   ----------

           Total current liabilities                                            3,809,000    6,071,000
                                                                               ----------   ----------

Shareholders' equity (notes 10 and 11):
    Preferred stock, no par value.  Authorized 3,000,000 shares; none issued
      and outstanding                                                                  --           --
    Common stock, no par value.  Authorized 20,000,000 shares; 3,403,000
      shares issued and outstanding                                             5,311,000    5,311,000
    Retained earnings (accumulated deficit)                                        53,000   (4,489,000)
                                                                               ----------   ----------

           Total shareholders' equity                                           5,364,000      822,000

Commitments, contingencies and subsequent event (notes 2, 5, 8 and 11)
                                                                               ----------   ----------

                                                                               $9,173,000    6,893,000
                                                                               ==========   ==========

See accompanying notes to financial statements.

                                  JALATE, LTD.

                            Statements of Operations

                    Three-year period ended December 31, 1997



                                                       1995            1996           1997
                                                   ------------    -----------    -----------
Gross sales (note 9)                               $ 78,539,000     58,154,000     56,300,000
    Less sales returns, allowances and discounts      7,739,000      4,133,000      5,084,000
                                                   ------------    -----------    -----------

           Net sales                                 70,800,000     54,021,000     51,216,000

Cost of goods sold                                   56,211,000     39,514,000     40,629,000
                                                   ------------    -----------    -----------

           Gross profit                              14,589,000     14,507,000     10,587,000

Operating expenses                                   16,977,000     14,220,000     14,792,000
                                                   ------------    -----------    -----------

           Earnings (loss) from operations           (2,388,000)       287,000     (4,205,000)
                                                   ------------    -----------    -----------

Other (income) expense:
    Interest                                            896,000        548,000        785,000
    Equity in net earnings of unconsolidated
      subsidiaries (note 5)                             (75,000)      (288,000)      (448,000)
                                                   ------------    -----------    -----------

           Total other expense                          821,000        260,000        337,000
                                                   ------------    -----------    -----------

           Earnings (loss) before income taxes       (3,209,000)        27,000     (4,542,000)

Income tax benefit (note 7)                             313,000             --             --
                                                   ------------    -----------    -----------

           Net earnings (loss)                     $ (2,896,000)        27,000     (4,542,000)
                                                   ============    ===========    ===========


Net earnings (loss) per share (note 1):
    Basic                                          $       (.85)           .01          (1.33)
    Diluted                                                (.85)           .01          (1.33)
                                                   ============    ===========    ===========


Weighted average shares (note 1):
    Basic                                             3,390,000      3,402,000      3,403,000
    Diluted                                           3,390,000      3,488,000      3,403,000
                                                   ============    ===========    ===========


See accompanying notes to financial statements.

                                  JALATE, LTD.

                       Statements of Shareholders' Equity

                    Three-year period ended December 31, 1997



                                                                                    RETAINED
                                                       COMMON STOCK                 EARNINGS          TOTAL
                                                 --------------------------       (ACCUMULATED     SHAREHOLDERS'
                                                  SHARES           AMOUNT           DEFICIT)          EQUITY
                                                 ---------       ----------       ------------     -------------
Balance at December 31, 1994                     3,378,000       $5,274,000        2,922,000         8,196,000

Exercise of stock options                           12,500               --               --                --

Compensation expense recognized in
    connection with the vesting of certain
    stock options                                       --           37,000               --            37,000

Net loss                                                --               --       (2,896,000)       (2,896,000)
                                                 ---------       ----------       ----------        ----------

Balance at December 31, 1995                     3,390,500        5,311,000           26,000         5,337,000

Exercise of stock options                           12,500               --               --                --

Net earnings                                            --               --           27,000            27,000
                                                 ---------       ----------       ----------        ----------

Balance at December 31, 1996                     3,403,000        5,311,000           53,000         5,364,000

Net loss                                                --               --       (4,542,000)       (4,542,000)
                                                 ---------       ----------       ----------        ----------

Balance at December 31, 1997                     3,403,000       $5,311,000       (4,489,000)          822,000
                                                 =========       ==========       ==========        ==========


See accompanying notes to financial statements.

                                  JALATE, LTD.

                            Statements of Cash Flows

                    Three-year period ended December 31, 1997



                                                          1995          1996          1997
                                                      -----------    ----------    ----------
Cash flows from operating activities:
    Net earnings (loss)                               $(2,896,000)       27,000    (4,542,000)
                                                      -----------    ----------    ----------

    Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating
      activities:
        Depreciation and amortization of property
          and equipment                                   292,000       405,000       449,000
        Compensation expense recognized in
          connection with the vesting of certain
          stock options                                    37,000            --            --
        Increase (decrease) in allowance for
          doubtful receivables                            169,000      (311,000)      (34,000)
        Equity in net earnings of unconsolidated
          subsidiaries                                    (75,000)     (288,000)     (448,000)
        Changes in assets and liabilities:
          (Increase) decrease in:
            Due from factor, net                        3,349,000    (2,312,000)    2,767,000
            Trade accounts receivable                     399,000       479,000       736,000
            Inventories                                   670,000       860,000    (1,240,000)
            Refundable income taxes                    (1,567,000)    1,447,000       120,000
            Prepaid expenses and other current
              assets                                      376,000       143,000       (31,000)
            Due from officers                            (106,000)      106,000            --
            Other assets                                   43,000        (2,000)       15,000
          Increase (decrease) in:
            Accounts payable                             (434,000)     (317,000)      364,000
            Accrued expenses                              240,000      (314,000)      147,000
                                                      -----------    ----------    ----------

                    Total adjustments                   3,393,000      (104,000)    2,845,000
                                                      -----------    ----------    ----------

                    Net cash provided by (used in)
                      operating activities                497,000       (77,000)   (1,697,000)
                                                      -----------    ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                 (532,000)     (587,000)     (360,000)
    Investment in unconsolidated subsidiaries            (145,000)           --      (186,000)
                                                      -----------    ----------    ----------

                    Net cash used in investing
                      activities                         (677,000)     (587,000)     (546,000)
                                                      -----------    ----------    ----------

                                   (Continued)

                                  JALATE, LTD.

                                                        1995          1996          1997
                                                      ---------    ----------    ----------
Cash flows from financing activities:
    Proceeds from note payable to bank                $  90,000       594,000       436,000
    Net proceeds from factor advance                         --            --     1,315,000
    Distributions from unconsolidated subsidiaries           --        75,000       565,000
                                                      ---------    ----------    ----------

                    Net cash provided by financing
                      activities                         90,000       669,000     2,316,000
                                                      ---------    ----------    ----------

                    Net increase (decrease) in cash     (90,000)        5,000        73,000



Cash at beginning of year                               182,000        92,000        97,000
                                                      ---------    ----------    ----------

Cash at end of year                                   $  92,000        97,000       170,000
                                                      =========    ==========    ==========


Supplemental disclosures of cash flow
    information:
      Cash payments (refunds) during the year for:
          Interest                                    $ 896,000       548,000       760,000
          Income taxes                                  724,000    (1,454,000)     (120,000)
                                                      =========    ==========    ==========


See accompanying notes to financial statements.

                                  JALATE, LTD.

                          Notes to Financial Statements

  December 31, 1996 and 1997 and the three-year period ended December 31, 1997




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Jalate, Ltd. (the Company) manufactures women's and children's apparel for sale to retailers under the Jalate, Zanoni, Lajate and Jalate Kids labels. The Company also manufactures women's apparel for certain retailers under their private labels.

       LIQUIDITY AND GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered substantial losses from operations resulting in a large accumulated deficit and has a working capital deficiency as of December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern.

       Management has developed and begun a cost reduction plan, that includes reducing the number of employees and the related compensation expense. Management is also currently seeking additional financing from outside sources to fund future operations. See note 11. However, there is no assurance that the cost reduction plan or additional financing, if obtained, will be sufficient to sustain operations.

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

       LONG-LIVED ASSETS

       It is the Company's policy to account for long-lived assets at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1996 and 1997.

                                  JALATE, LTD.

       INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

       Investment in unconsolidated subsidiaries are accounted for under the equity method, under which the Company's share of earnings (loss) of the investees is reflected in income as earned and distributions are credited against the investments when received.

       INCOME TAXES

       The Company accounts for income taxes under the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's cash, due from (to) factor, trade accounts receivable, note payable to bank, trade accounts payable and accrued expenses approximate the carrying values because of the short maturities of these instruments.

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

       STOCK COMPENSATION

       The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), effective January 1, 1996, and has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. The adoption of FAS 123 has had no impact on the Company's financial position or results of operations.

       EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS have been restated to conform with the provisions of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share calculations.

                                  JALATE, LTD.

       The reconciliations of basic to diluted weighted average shares are as follows:

                                                             1995         1996         1997
                                                         -----------    ---------   ----------
        Net earnings (loss) used for basic and diluted
            earnings per share                           $(2,896,000)      27,000   (4,542,000)
                                                         ===========    =========   ==========

        Weighted average shares used for basic
            computation                                    3,390,000    3,402,000    3,403,000
        Dilutive stock options                                    --       86,000           --
                                                         -----------    ---------   ----------

        Weighted average shares used for diluted
            computation                                    3,390,000    3,488,000    3,403,000
                                                         ===========    =========   ==========


       For the years ended December 31, 1995, 1996 and 1997, options to purchase 465,000, 503,000 and 576,000 shares of common stock, respectively, at prices ranging from $0.01 to $10.00 were outstanding during the years but were not included in the computation of diluted EPS because the options would have an antidilutive effect on net earnings (loss) per share.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the prior years' financial statements to conform with the 1997 presentation.


(2)    DUE FROM (TO) FACTOR

       The Company has an agreement, as amended, with a factor, whereby the factor purchases most of the trade accounts receivable and assumes all credit risks with respect to such accounts for a factoring charge, as defined. The Company can draw advances from the factor based on all accounts receivable sold. Advances on receivables sold in excess of credit limits established for each account are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like, on receivables sold to the factor. Additionally, the Company can borrow up to $2.1 million in excess of the sold receivables under a revolving loan with the factor. The facility increases to $2.2 million in excess of the sold receivables on January 30, 1998 and decreases to $1.5 million in excess of the sold receivables on March 31, 1998 for the remainder of the agreement which expires June 1998. Any advances from the factor are secured by all receivables and general intangibles. Advances bear interest at the LIBOR (4.7% at December 31, 1997) plus 3.5%. The Company may also issue letters of credit which are secured by a security interest in the Company's inventory. As of December 31, 1997, the Company had $699,000 available for borrowings under the amended agreement. At December 31, 1997, the Company was contingently liable for outstanding letters of credit of approximately $552,000.

       The agreement with the factor contains certain restrictive financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants, including maintenance of certain levels of tangible net worth and working capital and the current ratio provision.

                                  JALATE, LTD.

       A summary of due from (to) factor follows:

                                                            DECEMBER 31
                                                   -----------------------------
                                                      1996              1997
                                                   -----------       ----------
       Receivables held by factor                  $ 5,234,000        5,448,000
           Less advances from factor                 2,214,000        6,389,000
           Less open credit memos                      253,000          374,000
                                                   -----------       ----------

                                                   $ 2,767,000       (1,315,000)
                                                   ===========       ==========



(3)    INVENTORIES

       A summary of inventories is as follows:

                                                             DECEMBER 31
                                                    ----------------------------
                                                       1996              1997
                                                    ----------         ---------
       Piece goods and trim                         $1,379,000         1,828,000
       Work in process                                 809,000         1,657,000
       Finished goods                                1,384,000         1,327,000
                                                    ----------         ---------

                                                    $3,572,000         4,812,000
                                                    ==========         =========



(4)    PROPERTY AND EQUIPMENT

       A summary of property and equipment is as follows:

                                                 DECEMBER 31
                                           -----------------------
                                              1996         1997            USEFUL LIVES
                                           ----------    ---------   ------------------------
       Equipment                           $1,269,000    1,422,000   5 to 7 years
       Furniture and fixtures                 137,000      137,000   7 years
       Computer software                      128,000      317,000   3 years
       Leasehold improvements                 433,000      451,000   Shorter of estimated
                                           ----------    ---------      useful lives or lease
                                            1,967,000    2,327,000      terms
       Less accumulated depreciation and
           amortization                       917,000    1,366,000
                                           ----------    ---------

                                           $1,050,000      961,000
                                           ==========    =========

                                  JALATE, LTD.

(5)    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

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

       For the years ended December 31, 1995, 1996 and 1997, purchases from the Joint Venture aggregated $1,939,000, $3,457,000 and $3,970,000, respectively. The Company had accounts payable to the Joint Venture for inventory purchases of $95,000 and $143,000 at December 31, 1996 and 1997, respectively.

       The tables below contain the summarized financial information of the Joint Venture:

                                                 YEAR ENDED DECEMBER 31
                                        ----------------------------------------
                                           1995           1996           1997
                                        -----------     ---------      ---------
                                        (Unaudited)
       Net sales                        $1,939,000      3,457,000      3,970,000
       Gross profit                        393,000        917,000      1,259,000
       Operating expenses                  218,000        297,000        251,000
       Net earnings                        150,000        576,000        976,000
                                        ==========      =========      =========

                                                              DECEMBER 31
                                                      --------------------------
                                                         1996            1997
                                                      ----------       ---------
       Current assets                                 $  553,000         405,000
       Noncurrent assets                                 935,000         811,000
                                                      ----------       ---------

                Total assets                          $1,488,000       1,216,000
                                                      ==========       =========

       Current liabilities                            $  203,000         205,000
       Long-term debt                                    321,000         201,000
                                                      ----------       ---------

                Total liabilities                        524,000         406,000

       Partners' capital                                 964,000         810,000
                                                      ----------       ---------

                                                      $1,488,000       1,216,000
                                                      ==========       =========


       The Company is contingently liable for guarantees on certain indebtedness of the Joint Venture with an aggregate outstanding balance of $313,000 as of December 31, 1997.

                                  JALATE, LTD.

       In October 1997, the Company entered into an agreement to purchase 40% of Airshop Ltd.'s outstanding common stock and 100% of Airshop's outstanding convertible preferred stock for $500,000, of which $186,000 was paid in 1997. In January 1998, the Company paid $314,000 related to its investment in Airshop. The Company also has an option, through December 31, 2000, to purchase additional common stock which would result in 51% ownership of the outstanding common stock of Airshop. Airshop sells women's apparel through mail order catalogs, which are requested primarily through the internet. Airshop was incorporated in 1996 and began operations during 1997. The results of its operations are immaterial to the accompanying financial statements.


(6)    NOTE PAYABLE TO BANK

       The Company has a $1,120,000 term loan with a bank. The loan bears interest at the bank's prime rate (8.5% at December 31, 1997) plus 5%. Interest is payable monthly. Principal is due in weekly installments ranging from $25,000 to $50,000, with the remaining principal due in July 1998. The loan is secured by a first priority security interest in inventory, a second priority security interest in accounts receivable and an intercreditor agreement with the factor.

       Under the credit facility, the Company is subject to certain restrictive financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants, including maintenance of certain levels of tangible net worth and working capital and the current ratio provision.

(7)    INCOME TAXES

       The provision for income tax (benefit) for the year ended December 31, 1995 consists of the following:

           Federal:
             Current                                                  $(828,000)
             Deferred                                                   386,000
                                                                      ---------

                     Total Federal                                     (442,000)

           State - deferred                                             129,000
                                                                      ---------

                     Total income tax (benefit)                       $(313,000)
                                                                      =========

                                  JALATE, LTD.

       Actual income taxes (benefit) differs from the statutory tax rate of 34% as applied to earnings (loss) before income taxes (benefit) as follows:

                                                        1995        1996        1997
                                                    -----------    ------    ----------
       Expected income taxes (benefit)              $(1,091,000)    9,000    (1,544,000)
       State income taxes, net of Federal benefit      (290,000)       --      (265,000)
       Change in valuation allowance                  1,084,000        --     1,910,000
       Other                                            (16,000)   (9,000)     (101,000)
                                                    -----------    ------    ----------

                                                    $  (313,000)       --            --
                                                    ===========    ======    ==========


       Deferred income tax expense results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax-effected differences that give rise to significant portions of the deferred tax assets are as follows:

                                                           1996         1997
                                                        ---------    ----------
       Deferred tax assets:
          Net operating loss carryforwards              $ 378,000     2,033,000
           Allowance for doubtful accounts receivable     195,000       171,000
          Uniform capitalization of inventories           177,000       371,000
          Depreciation and amortization                        --        80,000
          Other                                                --         5,000
                                                        ---------    ----------

                Total deferred tax assets                 750,000     2,660,000

          Less valuation allowance                       (750,000)   (2,660,000)
                                                        ---------    ----------

                Net deferred tax assets                 $      --            --
                                                        =========    ==========


       The valuation allowance as of December 31, 1996 was increased by $1,910,000 in 1997 to reserve for certain temporary differences and net operating loss carryforwards generated in 1997. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income and projected taxable income and tax planning strategies in making this assessment. Based upon those factors, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Accordingly, the Company has recorded a valuation allowance related to these deferred tax assets.

       As of December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $4,754,000 and for California franchise tax purposes of approximately $6,344,000, which expire through 2013.

       Refundable income taxes at December 31, 1996 result from the recovery of estimated tax payments.

                                  JALATE, LTD.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company has several noncancelable operating leases for its office, warehouse and showroom space that expire through May 2000. The Company has an option to purchase its Los Angeles warehouse throughout the lease term, which commenced November 1993. The purchase price is $5,203,000. The Company intends not to exercise the option.

       The Company has subleased a portion of its office and warehouse space to an unconsolidated subsidiary through January 2000 for an annual rent of $130,000.

       Rental expense for operating leases approximated $653,000, $696,000 and $690,000 during the years ended December 31, 1995, 1996 and 1997, respectively, net of sublease income of $109,000, $119,000 and $122,000 in 1995, 1996 and 1997, respectively.

       Future minimum lease payments under noncancelable operating leases are as follows:

                     Year ending December 31:
                         1998                           $  783,000
                         1999                              436,000
                         2000                               55,000
                                                        ----------
                                                         1,274,000
                         Less sublease income              270,000
                                                        ----------

                                                        $1,004,000
                                                        ==========


       The Company has three employment contracts with officers requiring, among other things, an aggregate annual base salary of $635,000 plus incentives through December 31, 1998.

       The Company is from time to time involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on the financial statements taken as a whole.


(9)    CONCENTRATION OF RISKS

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

       The Company had sales to a significant customer constituting approximately 11% and 12% of net sales in 1996 and 1997, respectively.

                                  JALATE, LTD.

       The Company sources certain products from various points in the Philippines, Hong Kong and China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers (e.g., quotas), restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and among various factories within those countries. To date, these factors have not had a material adverse impact on the Company's operations.


(10)   SHAREHOLDERS' EQUITY

       In October 1993, the Board of Directors of the Company adopted the 1993 Employee Stock Incentive Plan (the Plan), pursuant to which officers, directors, employees and independent contractors of the Company will be eligible to receive shares of the common stock of the Company or other securities or benefits with a value derived from the value of the common stock of the Company. The maximum number of shares of common stock that may be issued pursuant to the Plan is 754,941. Incentive stock options have a term determined by the Compensation Committee of the Board (Committee), but not in excess of ten years. An option becomes exercisable at such times and in such installments as set by the Committee. Options generally become exercisable over a three to four year period.

       Shares subject to option under the Plan were as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                          SHARES       EXERCISE PRICE
                                                          ------       --------------
       Outstanding at December 31, 1994                   455,800          $6.05

       Granted                                            222,500           3.71
       Exercised                                          (12,500)           .01
       Canceled                                          (200,400)          5.59
                                                         --------

       Outstanding at December 31, 1995                   465,400           5.29

       Granted                                            615,700           2.89
       Exercised                                          (12,500)           .01
       Canceled                                          (479,800)          5.21
                                                         --------

       Outstanding at December 31, 1996                   588,800           2.96

       Granted                                             35,000           2.00
       Exercised                                               --             --
       Canceled                                           (48,250)          3.22
                                                         --------

       Outstanding at December 31, 1997                   575,550           2.84
                                                         ========

                                  JALATE, LTD.

       The following table summarizes information about stock options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      --------------------------------------------------    -------------------------------------
                          NUMBER       WEIGHTED AVERAGE
                      OUTSTANDING AT      REMAINING          WEIGHTED            NUMBER               WEIGHTED
RANGE OF EXERCISE      DECEMBER 31,      CONTRACTUAL         AVERAGE         EXERCISABLE AT           AVERAGE
     PRICES                1997             LIFE          EXERCISE PRICE    DECEMBER 31, 1997      EXERCISE PRICE
-----------------     --------------   ----------------   --------------    -----------------      --------------
  $2.00 to 3.50          571,950          7.7 years           $2.81              368,524               $2.83
   6.50 to 7.38            3,600          6.2 years            6.74                2,700                6.74
                         -------                                                 -------

   2.00 to 7.38          575,550          7.7 years            2.84              371,224                2.86
                         =======                                                 =======

       At December 31, 1995 and 1996, there were 118,000 and 258,679 options excercisable at a weighted average exercise price of $6.94 and $2.88, respectively.

       The per share weighted average fair value of stock options granted during 1995, 1996 and 1997 was $2.55, $2.04 and $1.71, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1995, 1996 and 1997 - expected dividend yield 0%, 1995, 1996 and 1997 - expected volatility of 51%, 51% and 82%, 1995 - risk-free interest rate of 5.75%, an expected life of 10 years; 1996 - risk-free interest rate of 6.36%, and an expected life of 10 years; 1997 - risk-free interest rate of 6.11% and an expected life of 10 years.

       The Company applies APBO No. 25 in accounting for its plans and, accordingly, has recognized compensation cost under APBO No. 25 for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's pro forma net loss and loss per share would be as follows:

                                            1995               1996            1997
                                       -------------         --------       ----------
       Pro forma net loss              $  (2,961,000)        (460,000)      (4,801,000)

       Pro forma net loss per share:
           Basic                                (.87)            (.14)           (1.41)
           Diluted                              (.87)            (.14)           (1.41)
                                       =============         ========       ==========


       Pro forma net loss and loss per share reflect only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options' vesting period of up to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                                  JALATE, LTD.

(11)   SUBSEQUENT EVENT

       On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. The notes mature January 31, 2000 with quarterly installments commencing on April 30, 1999. The notes are secured by the Company's investment interest in Airshop, Ltd. In connection with the transaction, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable through January 2003 at an exercise price of $1.625 per share.


(12)   FOURTH QUARTER INFORMATION

       During the fourth quarter of 1995, the Company wrote down inventories to reflect lower of cost or market revisions by approximately $916,000 and recorded bad debt expense of approximately $537,000.

                                   Schedule II

                                  JALATE, LTD.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1996 and 1997



                                                                 ALLOWANCE FOR
                                                               DOUBTFUL ACCOUNTS
                                                                  RECEIVABLE
                                                               -----------------
Balance at December 31, 1994                                     $   500,000

Additions charged to operations                                    1,055,000

Deductions                                                          (886,000)
                                                                 -----------

Balance at December 31, 1995                                         669,000

Additions charged to operations                                      533,000

Deductions                                                          (844,000)
                                                                 -----------

Balance at December 31, 1996                                         358,000

Additions charged to operations                                    1,363,000

Deductions                                                        (1,397,000)
                                                                 -----------

Outstanding at December 31, 1997                                 $   324,000
                                                                 ===========

                          INDEPENDENT AUDITORS' REPORT



The Partners
Linroz Manufacturing Company, L.P.:


We have audited the accompanying balance sheets of Linroz Manufacturing Company, L.P. as of December 31, 1996 and 1997 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linroz Manufacturing Company, L.P. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the financial statements, to date all of the Company's sales have been to Jalate, Ltd., a 50% owner of the Company. As of December 31, 1997, Jalate had a working capital deficiency and an accumulated deficit resulting from substantial losses from operations and is in default under certain loan agreements due to violations of certain covenants. Due to the Company's dependency on Jalate, should Jalate be unable to continue as a going concern or be required to restructure or curtail operations, the effect could have an adverse impact on the Company's financial position and results of operations. Management's plan in regard to this matter is also disclosed in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             KPMG PEAT MARWICK LLP


Los Angeles, California
March 6, 1998

                       LINROZ MANUFACTURING COMPANY, L.P.

                                 Balance Sheets

                           December 31, 1996 and 1997



                                    ASSETS                                         1996          1997
                                                                                ----------    ---------
Current assets:
    Cash                                                                        $  421,000      237,000
    Accounts receivable from Jalate, Ltd. (note 4)                                  95,000      143,000
    Prepaid expenses and other current assets                                       37,000       25,000
                                                                                ----------    ---------

           Total current assets                                                    553,000      405,000

Property and equipment, at cost, net (notes 2, 3 and 4)                            915,000      791,000

Other assets, at cost                                                               20,000       20,000
                                                                                ----------    ---------

                                                                                $1,488,000    1,216,000
                                                                                ==========    =========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Current maturities of long-term debt (note 3)                               $  111,000      120,000
    Trade accounts payable                                                          35,000       34,000
    Accounts payable to related party (note 4)                                      15,000           --
    Accrued expenses                                                                42,000       51,000
                                                                                ----------    ---------

           Total current liabilities                                               203,000      205,000

Long-term debt, less current maturities (note 3)                                   321,000      201,000

Partners' capital                                                                  964,000      810,000

Commitments and contingencies (note 5)
                                                                                ----------    ---------

                                                                                $1,488,000    1,216,000
                                                                                ==========    =========


See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            Statements of Operations

                    Three-year period ended December 31, 1997



                                               1995         1996         1997
                                            -----------   ---------    ---------
                                            (Unaudited)
Net sales (note 4)                          $1,939,000    3,457,000    3,970,000

Cost of sales                                1,546,000    2,540,000    2,711,000
                                            ----------    ---------    ---------

         Gross profit                          393,000      917,000    1,259,000

Operating expenses                             218,000      297,000      251,000
                                            ----------    ---------    ---------

         Earnings from operations              175,000      620,000    1,008,000

Interest expense, net                           25,000       44,000       32,000
                                            ----------    ---------    ---------

         Net earnings                       $  150,000      576,000      976,000
                                            ==========    =========    =========


See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                         Statements of Partners' Capital

                    Three-year period ended December 31, 1997



Partners' capital at December 31, 1994 (unaudited)                  $    98,000

Net earnings (unaudited)                                                150,000

Partners' contributions (unaudited)                                     290,000
                                                                    -----------

Partners' capital at December 31, 1995 (unaudited)                      538,000

Net earnings                                                            576,000

Distribution to partners                                               (150,000)
                                                                    -----------

Partners' capital at December 31, 1996                                  964,000

Net earnings                                                            976,000

Distribution to partners                                             (1,130,000)
                                                                    -----------

Partners' capital at December 31, 1997                              $   810,000
                                                                    ===========


See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            Statements of Cash Flows

                    Three-year period ended December 31, 1997


                                                            1995         1996         1997
                                                        -----------    --------    ----------
                                                        (Unaudited)
Cash flows from operating activities:
    Net earnings                                        $   150,000     576,000       976,000
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization of property and
          equipment                                         101,000     218,000       251,000
        Changes in assets and liabilities:
          Decrease (increase) in:
            Accounts receivable from Jalate, Ltd.           (41,000)    (54,000)      (48,000)
            Prepaid expenses and other assets                (4,000)    (11,000)       12,000
          Increase (decrease) in:
            Trade accounts payable                           90,000     (55,000)       (1,000)
            Accounts payable to related party                    --      15,000       (15,000)
            Accrued expenses                                 25,000      18,000         9,000
                                                        -----------    --------    ----------

                    Net cash provided by operating
                      activities                            321,000     707,000     1,184,000
                                                        -----------    --------    ----------

Cash flows from investing activities - capital
    expenditures                                         (1,076,000)   (157,000)     (127,000)
                                                        -----------    --------    ----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                569,000          --            --
    Principal payments on long-term debt                    (37,000)   (100,000)     (111,000)
    Distributions to partners                                    --    (150,000)   (1,130,000)
    Partners' contributions                                 290,000          --            --
                                                        -----------    --------    ----------

                    Net cash provided by (used in)
                      financing activities                  822,000    (250,000)   (1,241,000)
                                                        -----------    --------    ----------

                    Net increase (decrease) in cash          67,000     300,000      (184,000)


Cash at beginning of year                                    54,000     121,000       421,000
                                                        -----------    --------    ----------

Cash at end of year                                     $   121,000     421,000       237,000
                                                        ===========    ========    ==========

Supplemental disclosures of cash flow information -
    cash paid during the year for interest              $    24,000      46,000        35,000
                                                        ===========    ========    ==========


See accompanying notes to financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                          Notes to Financial Statements

                    Three-year period ended December 31, 1997

                         (1995 information is unaudited)




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND LIQUIDITY

       Linroz Manufacturing Company, L.P., a California limited partnership (the Company), was formed on November 2, 1994 and commenced operations in May 1995. The general partner is Linroz Manufacturing, Inc., which holds a 1% interest in the Company and is owned equally by Jalate, Ltd. (Jalate) and Lebr Associates, Inc. (Lebr). Jalate and Lebr each own 49.5% limited partnership interests in the Company.

       Profits and losses and distributions are allocated to the partners based on their respective ownership percentage of the partnership. The partnership agreement expires on December 31, 2018.

       The Company performs cutting and sewing of women's apparel solely for Jalate, Ltd. (see note 4).

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

       LONG-LIVED ASSETS

       It is the Company's policy to account for long-lived assets at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1996 and 1997.

       INCOME TAXES

       The Company is a limited partnership and is not directly subject to income taxes. Any liability for income taxes is that of the partners.

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

                       LINROZ MANUFACTURING COMPANY, L.P.

(2)    PROPERTY AND EQUIPMENT

       A summary of property and equipment is as follows:

                                                                DECEMBER 31
                                                          ----------------------
                                                             1996        1997
                                                          ----------   ---------
       Machinery and equipment                            $  906,000     995,000
       Office equipment                                       54,000      65,000
       Equipment under capital lease                          24,000      24,000
       Leasehold improvements                                250,000     277,000
                                                          ----------   ---------
                                                           1,234,000   1,361,000
       Less accumulated depreciation and amortization        319,000     570,000
                                                          ----------   ---------

                                                          $  915,000     791,000
                                                          ==========   =========

(3)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                     DECEMBER 31
                                                                                 ------------------
                                                                                   1996       1997
                                                                                 --------   -------
       Note payable, secured by equipment and guaranteed by Jalate, due in monthly installments of $6,345 including interest at the commercial paper rate (5.7% at December 31, 1997) plus 3.42%,
           maturing November 2000                                                $224,000   165,000
       Note payable, secured by equipment and guaranteed by Jalate, due in monthly installments of $4,942 including interest at the
           commercial paper rate plus 3.42%, maturing June 2000                   192,000   148,000
       Capital lease obligation, secured by the underlying equipment and guaranteed by Contractor Associates, a company owned by the shareholders of Lebr, due in monthly installments of $877 including interest at 19.5%, maturing October 1998
                                                                                   16,000     8,000
                                                                                 --------   -------
                                                                                  432,000   321,000
       Less current maturities                                                    111,000   120,000
                                                                                 --------   -------

                                                                                 $321,000   201,000
                                                                                 ========   =======

       Annual maturities of long-term debt as of December 31, 1997 are as follows:

                      1998                $120,000
                      1999                 122,000
                      2000                  79,000
                                          --------

                                          $321,000
                                          ========

                       LINROZ MANUFACTURING COMPANY, L.P.

(4)    RELATED PARTY TRANSACTIONS

       The Company had sales to Jalate, its sole customer, of $1,939,000, $3,457,000 and $3,970,000 in 1995, 1996 and 1997, respectively. Accounts receivable from Jalate aggregated $95,000 and $143,000 at December 31, 1996 and 1997, respectively. As of December 31, 1997, Jalate had a working capital deficiency and an accumulated deficit resulting from substantial losses from operations. These matters raise substantial doubt about Jalate's ability to continue as a going concern. Due to the Company's dependency on Jalate, should Jalate be unable to continue as a going concern or be required to restructure or curtail operations, the effect could have an adverse impact on the Company's financial position and results of operations. Accordingly, management is currently seeking new customers to mitigate its dependency on Jalate. However, there is no assurance that the Company will be successful.

       During 1996, the Company purchased machinery from Contractor Associates, a company owned by the shareholders of Lebr, for $49,000. A balance of $15,000 was outstanding related to the machinery purchase and is included in accounts payable to related party at December 31, 1996. The balance was paid in full as of December 31, 1997.

       Accounts receivable from Jalate and accounts payable to related party are unsecured and non-interest bearing.

       See related party leasing transaction in note 5.


(5)    COMMITMENTS AND CONTINGENCIES

       The Company subleases it manufacturing and office facility from Jalate under an operating lease through January 2000. Future minimum lease payments under the arrangements as of December 31, 1997 are as follows:

                     Year ending December 31:
                         1998                        $130,000
                         1999                         130,000
                         2000                          10,000
                                                     --------

                                                     $270,000
                                                     ========


       Rent expense was $109,000, $119,000 and $122,000 in 1995, 1996 and 1997,
       respectively.

       The Company is from time to time involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on the financial statements taken as a whole.