Form 10-Q
period 1998-03-31
JALATE LTD INC
filed 1998-05-15
CIK 914026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31,1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ____________

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

                                  213-765-5000
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _______

The number of shares outstanding of the registrant's Common Stock, no par value, at May 11, 1998 was 3,403,000 shares.

                       This Form 10-Q contains 19 pages.

===========================================================================

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  JALATE, LTD.

                            Condensed Balance Sheets

                                 (In thousands)
                                   (Unaudited)


                                         December 31, 1997 March 31, 1998
                                         ----------------- --------------
               ASSETS
Current assets:
  Cash                                   $           170   $         69
  Trade accounts receivable, less
   allowance for doubtful receivables
   of $324 in 1997 and $284 in 1998                  119            246
  Inventories                                      4,812          4,484
  Prepaid expenses and other
   current assets                                    201            177
                                         ---------------   ------------

         Total current assets                      5,302          4,976

Property and equipment, at cost, net
  of accumulated depreciation of $1,366
  in 1997 and $1,467 in 1998                         961          1,344
Investment in unconsolidated subsidiaries            551            580
Other assets, at cost, net                            79            286
                                         ---------------   ------------
                                         $         6,893   $      7,186
                                         ===============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                   $         1,120   $        820
  Current portion of long term
   liabilities                                        --             43
  Due to factor                                    1,315            506
  Trade accounts payable                           3,235          3,387
  Accrued expenses                                   401            374
                                         ---------------   ------------

         Total current liabilities                 6,071          5,130
                                         ---------------   ------------

Long term liabilities:
  Capitalized lease obligations,
   less current portion                               --            139
  Subordinated notes payable                          --            950
                                         ---------------   ------------

         Total long term liabilities                  --          1,089
                                         ---------------   ------------

Shareholders' equity:
  Preferred stock, no par value.
   Authorized 3,000,000 shares; none
   issued and outstanding                             --             --
  Common stock, no par value. Authorized
   20,000,000 shares; issued and
   outstanding 3,403,000 shares                    5,311          5,576
  Accumulated deficit                             (4,489)        (4,609)
                                         ---------------   ------------
         Total shareholders' equity                  822            967
                                         ---------------   ------------
                                         $         6,893   $      7,186
                                         ===============   ============

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                       Condensed Statements of Operations

                   (In thousands except Net loss per share and
                      Weighted average shares outstanding)
                                   (Unaudited)


                                           Three months ended March 31,
                                         --------------------------------
                                              1997               1998
                                         -------------       ------------
Net sales                                $      13,919       $     12,242

Cost of goods sold                              10,091              8,906
                                         -------------       ------------

  Gross profit                                   3,828              3,336

Operating expenses                               3,887              2,948
                                         -------------       ------------

  Earnings (loss) from operations                  (59)               388

Other (income) expense:
  Interest expense                                 131                243
  Equity in (income) loss of
   unconsolidated subsidiaries                    (156)               265
  Other (income)                                    --                 (1)
                                         -------------       ------------

         Total other (income) expense              (25)               507
                                         -------------       ------------

Loss before income taxes                           (34)              (119)

Income tax expense                                  --                 --
                                         -------------       ------------

Net loss                                 $         (34)      $       (119)
                                         =============       ============

Net loss per share:
  Basic                                  $       (0.01)      $      (0.03)
  Diluted                                        (0.01)             (0.03)
                                         =============       ============

Weighted average shares outstanding:
  Basic                                      3,403,000          3,403,000
  Diluted                                    3,403,000          3,403,000
                                         =============       ============

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                       Condensed Statements of Cash Flows

                                 (In thousands)
                                   (Unaudited)

                                           Three months ended March 31,
                                         --------------------------------
                                              1997               1998
                                         -------------       ------------

 Cash flows from operating activities:
   Net loss                               $         (34)      $       (119)
                                          -------------       ------------

   Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  105                119
     Increase (decrease) in allowance
      for doubtful receivables                      582               (210)
     Equity in net (earnings) loss of
      unconsolidated subsidiaries                   (85)               265
     Changes in assets and liabilities:
      (Increase) decrease in:
       Trade accounts receivable                   (644)                82
       Inventories                               (1,494)               328
       Refundable income taxes                        6                 --
       Prepaid expenses and other
        current assets                             (190)                24
       Other assets                                   4                (10)
      Increase (decrease) in:
       Accounts payable                             675                152
       Accrued expenses                             269                (28)
                                          -------------       ------------
          Total adjustments                        (772)               722
                                          -------------       ------------
          Net cash provided by (used
           in) operating activities                (806)               603
                                          -------------       ------------

 Cash flows from investing activities:
   Capital expenditures                             (69)              (484)
   Investment in unconsolidated
    subsidiaries                                     --               (314)
                                          -------------       ------------
          Net cash used in investing
            activities                              (69)              (798)
                                          -------------       ------------

 Cash flows from financing activities:
   Repayment to factor, net                        (545)              (809)
   Proceeds from issuance of (repayment
    of) note payable to bank                      1,351               (300)
   Distributions from unconsolidated
    subsidiaries                                     --                 20
   Proceeds from capitalized leases, net             --                183
   Proceeds from issuance of long term
    subordinated debt                                --                950
   Proceeds from issuance of warrants                --                 50
                                          -------------       ------------
          Net cash provided by financing
           activities                               806                 94
                                          -------------       ------------

          Net decrease in cash                      (69)              (101)

 Cash at beginning of period                         97                170
                                          -------------       ------------
 Cash at end of period                    $          28       $         69
                                          =============       ============

 Supplemental disclosures of cash flow information:
   Cash payments (refunds) during the
    period for -
     Interest                             $         131       $        213
     Income taxes                                    --                 --
                                          =============       ============

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  GENERAL

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements of Jalate, Ltd. (the Company) are generally prepared at the end of each fiscal year and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ended December 31, 1997 included in the Company's annual report on Form 10-K.

2.  INVENTORIES

A summary of inventories is as follows:

                              December 31, 1997            March 31, 1998
                              -----------------            --------------
    Piece goods and trim      $       1,828,000            $    1,463,000
    Work in process                   1,657,000                 1,614,000
    Finished goods                    1,327,000                 1,407,000
                              -----------------            --------------
                              $       4,812,000            $    4,484,000
                              =================            ==============

3.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

AIRSHOP. In October 1997, the Company purchased 40% of the outstanding common stock and 100% of the outstanding convertible preferred stock of Airshop Ltd. for $500,000, of which $186,000 was paid in 1997 and the remaining $314,000 was paid in 1998. The Company also has an option, through December 31, 2000, to purchase an additional 11% of the outstanding common stock of Airshop. Airshop sells junior women's apparel, footwear, cosmetics and accessories through mail order catalogs and its internet website.

Airshop, which began operations during 1997, is currently in the start-up phase of its existence. The Company, which accounts for its investment in Airshop under the equity method of accounting, recorded $40,000 as its share of Airshop's loss in 1997 and $398,000 as its share of Airshop's loss in the first quarter of 1998.

JOINT VENTURE. In November 1994, the Company entered into a manufacturing joint venture, Linroz Manufacturing Company, L.P. (Joint Venture), with an affiliate of its largest sewing contractor (the Partner) to improve the efficiency, quality and cost of its products. The Joint Venture is a California Limited partnership. The Company and the Partner each are equal limited partners and each hold one-half of the outstanding capital stock of the sole general partner, a California corporation. The Joint Venture commenced operations in May 1995.

For the three months ended March 31, 1997 and 1998, purchases from the Joint Venture aggregated $1,109,000 and $990,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $113,000 and $141,000 at March 31, 1997 and 1998, respectively.

The tables below contain unaudited summarized financial information for the Joint Venture:

                                           Three months ended March 31,
                                         --------------------------------
                                              1997               1998
                                         -------------       ------------
    Net sales                            $   1,109,000       $    990,000
    Gross profit                               411,000            355,000
    Operating expenses                          88,000             82,000
    Net earnings                               313,000            266,000
                                         =============       ============


                              December 31, 1997            March 31, 1998
                              -----------------            --------------
    Current assets            $         405,000            $      626,000
    Non current assets                  811,000                   764,000
                              -----------------            --------------
    Total assets              $       1,216,000            $    1,390,000
                              =================            ==============

    Current liabilities       $         205,000            $      183,000
    Long-term debt                      201,000                   171,000
                              -----------------            --------------
    Total liabilities                   406,000                   354,000
    Partners' capital                   810,000                 1,036,000
                              -----------------            --------------
                              $       1,216,000            $    1,390,000
                              =================            ==============

4.  NOTE PAYABLE TO BANK

The Company has a term loan with its bank lender. On December 31, 1997, the Company was in default of certain restrictive covenants under the loan agreement dated June 30, 1997. Subsequently, the agreement was renegotiated effective January 21, 1998. On March 31, 1998, the Company was in default of certain restrictive covenants under this new agreement. On April 1, 1998, the bank agreed to waive the Company's compliance with those covenants through June 30, 1998. The principal balance of this loan was $1,120,000 on December 31, 1997 and, in keeping with the terms of the loan agreement, had been paid down to $820,000 at March 31, 1998. The loan is scheduled to be paid off by July 17, 1998.

5.  FACTOR AGREEMENT

The Company has an agreement with its factor that provides for advances to the Company of up to 100% of qualified accounts receivable. The Company was in default of certain restrictive covenants under this factoring agreement from December 31, 1997 through March 31, 1998. On April 1, 1998, these defaults were waived by the factor, and the agreement with the factor was amended by revising these covenants for 1998. The Company currently is in compliance with those amended covenants. In addition, this revised factor agreement increased the amount of the revolving loan available to the Company. Under this revised agreement, the Company may borrow up to $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 amount reduces to $1,500,000 on July 1, 1998. As of March 31, 1998, approximately $500,000 was available for borrowings under the agreement.

6.  CAPITALIZED LEASES

The Company leases various pieces of equipment, primarily computers, under long term leases and has the option to purchase the equipment for a nominal amount at the termination of the lease. At March 31, 1998, future minimum lease payments for these assets aggregate $207,000 ($45,000 per year) through September 2002, of which $25,000 represents interest.

7.  SUBORDINATED NOTES PAYABLE AND WARRANTS

On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's interest in Airshop, Ltd.

In connection with these transactions, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable at an exercise price of $1.625 per share and expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount (the difference between the $265,000 valuation and the $50,000 cash received) is included in other assets and is being amortized over the life of the notes, with $9,000 being expensed monthly beginning February 1998.

8.  INCOME TAXES

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of March 31, 1998, the management's estimate of the 1998 effective tax rate is zero.

9.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share represents net earnings (loss) divided by the weighted average number of shares of common stock outstanding inclusive of any dilutive impact of common stock equivalents. During the fiscal quarters ended March 31, 1997 and March 31, 1998, there was no difference between basic and diluted earnings per share because the impact of options to purchase common stock was antidilutive.

10.  RECENTLY ISSUED PRONOUNCEMENTS

COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. There were no differences between "net loss" and "comprehensive income" as those terms are defined in FAS 130.

SEGMENT REPORTING. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards Number 131, "Disclosure about Segments of An Enterprise and Related Information" (FAS 131). FAS 131 supersedes previous reporting requirements for reporting on segments of a business enterprise and is effective for the Company's fiscal year ending December 31, 1998. The Company plans to implement FAS 131 in connection with its 1998 fiscal year end reporting on Form 10-K. As FAS 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

START-UP ACTIVITIES. On April 3, 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations. The Company will adopt this statement by the effective date. The effect of this pronouncement has not yet been determined by management.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            Condensed Balance Sheets

                                   (Unaudited)

                                      December 31, 1997  March 31, 1998
                                      -----------------  --------------
         ASSETS

Current Assets:
  Cash                                   $  237,000      $  457,000
  Accounts receivable from
   Jalate, Ltd.                             143,000         141,000
  Prepaid expenses and other
   current assets                            25,000          28,000
                                         ----------      ----------
    Total current assets                    405,000         626,000

Property and equipment, at
 cost, net of accumulated
 depreciation of $570,000 in
 1997 and $635,000 in 1998                  791,000         744,000
Other assets, at cost                        20,000          20,000
                                         ----------      ----------
                                         $1,216,000      $1,390,000
                                         ==========      ==========

  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities of long
   term debt                             $  120,000      $  120,000
  Trade accounts payable                     34,000           7,000
  Accrued expenses and other
   liabilities                               51,000          56,000
                                         ----------      ----------
    Total current liabilities               205,000         183,000

Long-term debt, less current
 maturities                                 201,000         171,000
Partners' capital                           810,000       1,036,000
                                         ----------      ----------
                                         $1,216,000      $1,390,000
                                         ==========      ==========

See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                       Condensed Statements of Operations

                                   (Unaudited)

                                           Three months ended March 31,
                                         --------------------------------
                                              1997               1998
                                         -------------       ------------
    Net sales                            $   1,109,000       $    990,000

    Cost of sales                              698,000            635,000
                                         -------------       ------------

      Gross profit                             411,000            355,000

    Operating expenses                          88,000             82,000
                                         -------------       ------------

      Earnings from operations                 323,000            273,000

    Interest expense, net                       10,000              7,000
                                         -------------       ------------

      Net earnings                       $     313,000       $    266,000
                                         =============       ============

See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                       Three months ended March 31,
                                                     --------------------------------
                                                          1997               1998
                                                     -------------       ------------
Cash flows from operating activities:
  Net earnings                                          $ 313,000       $ 266,000
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                             58,000          66,000
    Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable from Jalate,
       Ltd                                                (18,000)          2,000
      Prepaid expenses and other
       current assets                                      28,000          (3,000)
     Increase (decrease) in:
      Accounts payable                                      3,000         (27,000)
      Accrued expenses and other
       current liabilities                                (25,000)          5,000
                                                        ---------       ---------

       Net cash provided by
        operating activities                              359,000         309,000
                                                        ---------       ---------

Cash flows from investing activities:
  Cash used in capital expenditures                       (31,000)        (19,000)
                                                        ---------       ---------

Cash flows from financing activities:
  Principal payments on long-term debt                    (26,000)        (30,000)
  Distributions to partners                              (150,000)        (40,000)
                                                        ---------       ---------

       Net cash used in financing
        activities                                       (176,000)        (70,000)
                                                        ---------       ---------

       Net increase in cash                               152,000         220,000

Cash at beginning of period                               421,000         237,000
                                                        ---------       ---------

Cash at end of period                                   $ 573,000       $ 457,000
                                                        =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
   interest                                             $  10,000       $   7,000
                                                        =========       =========

See accompanying notes to condensed financial statements.

                        LINROZ MANUFACTURING COMPANY L.P.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  GENERAL

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements of Linroz Manufacturing Company, L.P. (the Company) are generally prepared at the end of each fiscal year and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation 8-X of the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ending December 31, 1997, included in Jalate, Ltd.'s annual report on Form 10-K.

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

As contemplated by the Securities and Exchange Commission under Instructions 2 and 3 to Item 303 (b) of Regulation S-K, this discussion and analysis has been prepared assuming that the user has read or has access to Management's Discussion and Analysis for the fiscal year ended December 31, 1997 and the material presented in the Company's Form 8-K dated April 1, 1998. Therefore some material which has not changed materially from that presented in the Form 10-K for December 31, 1997 and the Form 8-K dated April 1, 1998 may have been omitted from this Form 10-Q.

The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data (unaudited) bear to net sales and the percentage dollar increase (decrease) of such items (unaudited) from period to period.

                                            Percent of Net Sales
                                        Three months ended March 31,
                                       --------------------------------        Increase
                                            1997              1998            (Decrease)
                                       -------------      ------------       ------------
Net sales                                     100.0%            100.0%            (12.0)%

Cost of goods sold                            (72.5)            (72.7)            (11.7)
                                       -------------      ------------       -----------

  Gross profit                                 27.5              27.3             (12.9)

Operating expenses                            (27.9)            (24.1)            (24.2)
                                       -------------      ------------       -----------

  Earnings (loss) from operations              (0.4)              3.2                *

Interest expense                               (0.9)             (2.0)             85.5

Equity in earnings (loss) of
 unconsolidated subsidiaries                    1.1              (2.2)               *
                                       -------------      ------------       -----------

  Net loss before taxes                        (0.2)             (1.0)               *
                                       =============      ============       ===========

  *  This percent change is not meaningful.

GROSS SALES decreased from $15,047,000 for the three months ended March 31, 1997 to $13,330,000 for the comparable period of fiscal 1998, a decrease of 11.4%. The decrease in gross sales was due to a decrease in the volume of apparel sold from 1,642,000 to 1,399,000 units, a decrease of 14.8%, which was partially offset by an increase in the average unit price of items sold. The decrease in volume of apparel sold was due in part to a 19.8 % decrease in the number of units sold by the Jalate division and a 35.6% decrease in the number of units sold by the Zanoni division, which were partially offset by a 118.6% increase in the number of units sold by the Kids division that started in the first quarter of 1997. These decreases in sales volume were due in part to the significant reduction of product imported from the Far East in order to reduce the Company's exposure to loss on unsold inventory and to reduce the need for working capital to finance inventory. The average wholesale unit prices increased 8.7% for the Jalate division, increased 11.3% for the Zanoni division and decreased 0.8% for the Kids division.

RETURNS AND ALLOWANCES AND DISCOUNTS decreased from $1,128,000 (7.5% of gross sales) for the three months ended March 31, 1997 to $1,088,000 (8.2% of gross sales) for the comparable period of fiscal 1998, a decrease of 3.5% mainly due to the 11.4% decrease in gross sales from 1997 to 1998.

NET SALES decreased from $13,919,000 for the three months ended March 31, 1997 to $12,242,000 for the comparable period of fiscal 1998, a decrease of 12.0% as a result of the above mentioned factors.

COST OF GOODS SOLD decreased from $10,091,000 (72.5% of net sales) for the three months ended March 31, 1997 to $8,906,000 (72.7% of net sales) for the comparable period of fiscal 1998, a decrease of 11.7% primarily due to a reduction of net sales by 12.0%.

GROSS PROFIT decreased from $3,828,000 (27.5% of net sales) for the three months ended March 31, 1997 to $3,336,000 (27.3% of net sales) for the comparable period of fiscal 1998, a decrease of 12.9% primarily due to the reduction in net sales.

OPERATING EXPENSES decreased from $3,887,000 (27.9% of net sales) for the three months ended March 31, 1997 to $2,948,000 (24.1% of net sales) for the comparable period of fiscal 1998, a decrease of 24.2% mainly due to staff reductions and other cost cutting actions taken by management during the second half of fiscal 1997.

INTEREST EXPENSE primarily reflects interest on advances from the factor, the bank term loan, and the subordinated notes payable. Interest expense increased from $131,000 for the three months ended March 31, 1997 to $243,000 for the comparable period of fiscal 1998, an increase of 85.5% due in part to an increase in interest rates charged to the Company and to an increase in total borrowings needed to meet the working capital requirements for funding the Company's continuing operations.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES. Investment in the Company's unconsolidated subsidiaries is accounted for by the equity method, under which the Company's share of earnings or loss of the subsidiaries is reflected in income or expense as earned and distributions are credited against the investment in the subsidiaries when received.

Joint Venture. Equity earnings decreased from $156,000 for the three months ended March 31, 1997 to $133,000 for the comparable period of fiscal 1998. This 14.7% decrease was mostly attributable to a 10.7% decrease in net sales of the Joint Venture from the first quarter of 1997 to the first quarter of 1998.

Airshop. In the fourth quarter of 1997, the Company acquired an interest in Airshop, Ltd. which is still in its start-up phase. The Company's share of Airshop's net loss for the three months ended March 31, 1998 was $398,000.

INCOME TAXES for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of March 31, 1998, management's estimate of the 1998 effective tax rate is zero.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital deficiency of $769,000 compared to a working capital deficiency of $154,000 at March 31, 1998. Cash used by operating activities aggregated $806,000 for the three months ended March 31, 1997 compared with cash provided by operating activities aggregating $603,000 for the three months ended March 31, 1998.

Inventory at December 31, 1997 was $4,812,000 compared to $4,484,000 at March 31, 1998.

At March 31, 1998, the amount due to the factor consisted of the following:

    Factor receivables                 $9,702,000
    Advances from factor               (9,660,000)
    Open credit memos                    (548,000)
                                       ----------
                                       $ (506,000)
                                       ==========

The Company has an agreement with its factor, as more completely described in the Company's annual report on Form 10-K, that provides for advances to the Company of up to 100% of qualified accounts receivable plus a revolving loan facility. The Company was in default of certain restrictive covenants under this factoring agreement from December 31, 1997 through March 31, 1998. On April 1, 1998, these defaults were waived by the factor, and the agreement with the factor was amended by revising these covenants for 1998. The Company currently is in compliance with those amended covenants. Under this revised factor agreement, the amount of the revolving loan available to the Company was increased to allow the Company to borrow up to $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 amount reduces to $1,500,000 on July 1, 1998. As of March 31, 1998, approximately $500,000 was available for borrowings under the agreement.

In addition, the Company has a term loan with its bank lender. On December 31, 1997, the Company was in default of certain restrictive covenants under the loan agreement dated June 30, 1997. Subsequently, a new agreement was negotiated effective January 21, 1998. On March 31, 1998, the Company was in default of certain restrictive covenants under this new agreement. On April 1, 1998, the bank agreed to waive the Company's compliance with those covenants through June 30, 1998. The principal balance of this loan was $1,120,000 on December 31, 1997 and, in keeping with the terms of the loan agreement, had been paid down to $820,000 at March 31, 1998. The loan is scheduled to be paid off by July 17, 1998.

On January 27, 1998, the Company obtained $1,000,000 in additional capital from four shareholders. This amount took the form of $950,000 in subordinated notes payable plus $50,000 in payment for warrants to purchase 500,000 shares of the Company's common stock. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's investment in Airshop, Ltd. These warrants, which are exercisable at a price of $1.625 per share, expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount (the difference between the $265,000 valuation and the $50,000 cash received) is being amortized over the life of the notes with $9,000 being expensed monthly beginning February 1998.

The Company is actively pursuing various avenues of providing for its long term liquidity needs and assuring its long term vitality including additional debt financing, new equity investments, and possible merger or other business combinations. Negotiations are currently underway with the Chorus Line Corporation regarding a possible merger of the two companies. However, there is no assurance that additional financing, if obtained, will be sufficient to sustain operations or the merger will be completed. Should management be unsuccessful, the Company may be required to restructure or curtail operations.

MERGER

On April 13, 1998, the Company signed a letter of intent to merge with Chorus Line Corporation, a competitor of the Company. Chorus Line is a privately held company with revenues approximately triple those of the Company. Consummation of the merger is subject to satisfactory completion of due diligence procedures, negotiation and execution of a definitive merger agreement, approval by the Company's board and stockholders, and other customary closing conditions. It is anticipated that the merger will be completed by September or October 1998.


RECENTLY ISSUED PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. There were no differences between "net loss" and "comprehensive income" as those terms are defined in FAS 130.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards Number 131, "Disclosure about Segments of An Enterprise and Related Information" (FAS 131). FAS 131 supersedes previous reporting requirements for reporting on segments of a business enterprise and is effective for the Company's fiscal year ending December 31, 1998. The Company plans to implement FAS 131 in connection with its 1998 fiscal year end reporting on Form 10-K. As FAS 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

On April 3, 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations. The Company will adopt this statement by the effective date. The effect of this pronouncement has not yet been determined by management.

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

LIQUIDITY.  See comments under "Liquidity and Capital Resources."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. However, significant increases in interest rates could have a materially adverse effect on the Company's operations through its bank borrowings and factor contracts. Likewise, significant increases in the cost of the Company's labor or raw materials could have a materially adverse effect on the Company's operations to the extent that these increases could not be passed on to the Company's customers.

Also see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's investment in Airshop, Ltd.

In connection with these transactions, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable at an exercise price of $1.625 per share and expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount (the difference between the $265,000 valuation and the $50,000 cash received) is being amortized over the life of the notes, with $9,000 being expensed monthly beginning February 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has an agreement with its factor, as more completely described in the Company's annual report on Form 10-K, that provides for advances to the Company of up to 100% of qualified accounts receivable plus a revolving loan facility. The Company was in default of certain restrictive covenants under this factoring agreement from December 31, 1997 through March 31, 1998. On April 1, 1998, these defaults were waived by the factor, and the agreement with the factor was amended by revising these covenants for 1998. The Company currently is in compliance with those amended covenants. Under this revised factor agreement, the amount of the revolving loan available to the Company was increased to allow the Company to borrow up to $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 amount reduces to $1,500,000 on July 1, 1998. As of March 31, 1998, approximately $500,000 was available for borrowings under the agreement.

In addition, the Company has a term loan with its bank lender. On December 31, 1997, the Company was in default of certain restrictive covenants under the loan agreement dated June 30, 1997. Subsequently, a new agreement was negotiated effective January 21, 1998. On March 31, 1998, the Company was in default of certain restrictive covenants under this new agreement. On April 1, 1998, the bank agreed to waive the Company's compliance with those covenants through June 30, 1998. The principal balance of this loan was $1,120,000 on December 31, 1997 and, in keeping with the terms of the loan agreement, had been paid down to $820,000 at March 31, 1998. The loan is scheduled to be paid off by July 17, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

a. Exhibits - The following is a list of exhibits filed as a part of this report.

Exhibit
Number                         Description
-------  ------------------------------------------------------------------
  3.1    Restated Articles of Incorporation of the Company.

  3.2    Amendment to by-laws reducing the number of directors to seven.

  3.3    Restated by-laws of the Company.


  4.1    Form of stock certificate. [4.3*] (1)

  4.2    Underwriters' Warrant Agreement dated March 16, 1994, among the
         Company, H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc.
         [4.2*] (2)

 10.1 Letter of Intent to merge with Chorus Line Corporation, a competitor of the Company.

----------------------

          *   Indicates the exhibit number in the original filing.

         (1) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 1994.

         (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

b. Reports on Form 8-K.

The Company filed a Form 8-K on April 13, 1998 in which it disclosed that both its factor and its bank had issued waivers from technical defaults of certain restrictive covenants contained in the agreements between the factor/bank and the Company. In addition, the factor revised its agreement with the Company granting less restrictive covenants and increased the amount available under the revolving credit facility. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

c.  Financial Data Schedule.

The Financial Data Schedule is filed as Exhibit 27 in the EDGAR (electronic) version of this report only.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JALATE, LTD.


May 15, 1998                          By:/s/ FREDERICK A. FINDLEY
                                         ---------------------------------------
                                         Frederick A. Findley
                                         Vice President, Finance and
                                         Chief Financial Officer