Form 10-Q
period 1998-06-30
JALATE LTD INC
filed 1998-08-19
CIK 914026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                          Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from __________ to __________



                         Commission File Number 1-12868


                                  JALATE, LTD.
              Exact Name of Registrant as Specified in Its Charter)

                California                            95-4121885
       (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)           Identification Number)

   1675 South Alameda Street; Los Angeles, CA                         90021
     Address of Principal Executive Offices)                       (Zip Code)

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

Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, no par value, at August 10, 1998 was 3,403,000 shares.

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  JALATE, LTD.

                            Condensed Balance Sheets

                                 (In thousands)
                                  (Unaudited)

                                               December 31, 1997  June 30, 1998
                                               -----------------  -------------
                     ASSETS
Current assets:
   Cash                                        $             170  $         149
   Due from factor, net                                       --            514
   Trade and other accounts receivable, less
      allowance for doubtful accounts of
      $324 in 1997 and $210 in 1998                          119            292
   Inventories                                             4,812          3,576
   Prepaid expenses and other current assets                 201            156
                                               -----------------  -------------
               Total current assets                        5,302          4,687

Property and equipment, at cost, net of
   accumulated depreciation of $1,366 in 1997
   and $1,627 in 1998                                        961          1,461
Investment in unconsolidated subsidiaries                    551            545
Other assets, at cost, net                                    79            250
                                               -----------------  -------------
                                               $           6,893  $       6,943
                                               =================  =============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                        $           1,120  $         443
   Current portion of long term liabilities                   --            283
   Due to factor                                           1,315             --
   Trade accounts payable                                  3,092          3,768
   Accounts payable to unconsolidated subsidiary             143            212
   Accrued expenses                                          401            325
                                               -----------------  -------------
               Total current liabilities                   6,071          5,031
                                               -----------------  -------------
Long term liabilities:
   Capitalized lease obligations, less
      current portion                                         --            130
   Subordinated notes payable                                 --            713
                                               -----------------  -------------
               Total long term liabilities                    --            843
                                               -----------------  -------------
Shareholders' equity:
   Preferred stock, no par value. Authorized
      3,000,000 shares; none issued
      and outstanding                                         --             --
   Common stock, no par value. Authorized
      20,000,000 shares; issued and
      outstanding 3,403,000 shares                         5,311          5,576
   Accumulated deficit                                    (4,489)        (4,507)
                                               -----------------  -------------
               Total shareholders' equity                    822          1,069
                                               -----------------  -------------
                                               $           6,893  $       6,943
                                               =================  =============

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                       Condensed Statements of Operations

               (In thousands except net earnings (loss) per share
                    and weighted average shares outstanding)
                                   (Unaudited)

                                      Six months ended      Three months ended
                                          June 30,               June 30,
                                    --------------------   --------------------
                                       1997       1998        1997       1998
                                    ---------  ---------   ---------  ---------

Net sales                           $  28,565  $  25,623   $  14,646  $  13,381

Cost of goods sold                     21,865     19,053      11,774     10,147
                                    ---------  ---------   ---------  ---------

   Gross profit                         6,700      6,570       2,872      3,234

Operating expenses                      8,207      5,964       4,320      3,016
                                    ---------  ---------   ---------  ---------

   Earnings (loss) from operations     (1,507)       606      (1,448)       218

Other (income) expense:
   Interest expense                       341        524         210        281
   Equity in (income) loss of
      unconsolidated subsidiaries        (327)       100        (171)      (165)
   Other (income)                          --         (1)         --         --
                                    ---------  ---------   ---------  ---------

       Total other expense                 14        623          39        116
                                    ---------  ---------   ---------  ---------

Net earnings (loss)                 $  (1,521) $     (17)  $  (1,487) $     102
                                    =========  =========   =========  =========

Net earnings (loss) per share:
   Basic                            $   (0.45) $     (--)  $   (0.44) $    0.03
   Diluted                              (0.45)       (--)      (0.44)      0.03
                                    =========  =========   =========  =========

Weighted average shares outstanding:
   Basic                            3,403,000  3,403,000   3,403,000  3,403,000
   Diluted                          3,403,000  3,403,000   3,403,000  3,403,000
                                    =========  =========   =========  =========

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                       Condensed Statements of Cash Flows

                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                            -------------------
                                                              1997       1998
                                                            --------   --------
Cash flows from operating activities:
   Net loss                                                 $ (1,521)  $    (17)
                                                            --------   --------
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                              215        306
      Increase (decrease) in allowance for doubtful
         receivables                                             828       (114)
      Equity in net (earnings) loss of unconsolidated
         subsidiaries                                           (327)       100
      Changes in assets and liabilities:
         (Increase) decrease in:
            Due from factor, net                                  --       (514)
            Trade accounts receivable                           (369)       (59)
            Inventories                                       (1,792)     1,236
            Refundable income taxes                              105         --
            Prepaid expenses and other current assets           (223)        45
            Other assets                                         (11)        (1)
         Increase (decrease) in:
            Accounts payable                                   1,252        744
            Accrued expenses                                     106        (76)
                                                            --------   --------
               Total adjustments                                (216)     1,667
                                                            --------   --------
               Net cash provided by (used in)
                  operating activities                        (1,737)     1,650
                                                            --------   --------

Cash flows from investing activities:
   Capital expenditures                                         (184)      (761)
   Investment in unconsolidated subsidiaries                      --       (314)
   Distributions from unconsolidated subsidiaries                186        220
                                                            --------   --------
               Net cash used in investing activities               2       (855)
                                                            --------   --------

Cash flows from financing activities:
   Repayment to factor                                         1,564     (1,315)
   Proceeds from issuance (repayment) of note payable to bank     76       (677)
   Proceeds from capitalized leases, net                          --        176
   Proceeds from issuance of long term subordinated debt          --        950
   Proceeds from issuance of warrants                             --         50
                                                            --------   --------
               Net cash provided by (used in)
                  financing activities                         1,640       (816)
                                                            --------   --------

               Net decrease in cash                              (95)       (21)

Cash at beginning of period                                       97        170
                                                            --------   --------
Cash at end of period                                       $      2   $    149
                                                            ========   ========

Supplemental disclosures of cash flow information:
   Cash payments (refunds) during the period for -
      Interest                                              $    341   $    270
      Income taxes                                                --         --
                                                            ========   ========

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.   GENERAL

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements of Jalate, Ltd. (the Company) which are generally prepared at the end of each fiscal year and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

2.   INVENTORIES

A summary of inventories is as follows:

                                       December 31, 1997       June 30, 1998
                                       -----------------       -------------
      Piece goods and trim                $ 1,828,000           $ 1,455,000
      Work in process                       1,657,000             1,343,000
      Finished goods                        1,327,000               778,000
                                          -----------           -----------
                                          $ 4,812,000           $ 3,576,000
                                          ===========           ===========

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

Airshop, which began operations during 1997, is currently in the start-up phase of its existence. The Company, which accounts for its investment in Airshop under the equity method of accounting, recorded $40,000, $398,000, and $62,000 as its share of Airshop's loss in 1997, in the first quarter of 1998, and in the second quarter of 1998, respectively. The Company has no commitment to provide additional funds to Airshop.

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

For the six months ended June 30, 1997 and 1998, purchases from the Joint Venture aggregated $2,250,000 and $2,138,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $115,000, $143,000, and $212,000 at June 30, 1997, December 31, 1997, and June 30, 1998, respectively.

The tables below contain unaudited summarized financial information for the Joint Venture:

                                             Six months ended June 30,
                                             -------------------------
                                                 1997          1998
                                             -----------   -----------
                                                    (Unaudited)
           Net sales                         $ 2,284,000   $ 2,165,000
           Gross profit                          852,000       892,000
           Operating expenses                    180,000       157,000
           Net earnings                          653,000       721,000
                                             ===========   ===========

                                     December 31, 1997   June 30, 1998
                                     -----------------   -------------
                                                 (Unaudited)
           Current assets              $     405,000     $     716,000
           Non current assets                811,000           698,000
                                       -------------     -------------
           Total assets                $   1,216,000     $   1,414,000
                                       =============     =============
           Current liabilities         $     205,000     $     183,000
           Long-term debt                    201,000           141,000
                                       -------------     -------------
           Total liabilities                 406,000           324,000
           Partners' capital                 810,000         1,090,000
                                       -------------     -------------
                                       $   1,216,000     $   1,414,000
                                       =============     =============

4.   NOTE PAYABLE TO BANK

The Company has a term loan with its bank. The principal balance of this loan was $1,120,000 on December 31, 1997. The agreement with the bank provided for weekly payments beginning February 6, 1998 resulting in the loan being paid down to $170,000 at June 30, 1998 with the balance to be paid off completely by July 17, 1998. The Company made its weekly payments through May 15, which reduced the principal balance outstanding to $443,000. As of July 17, 1998 the loan agreement was amended and now provides that the $443,000 outstanding balance be paid in monthly installments through August 31, 1999. These installment payments of the principal balance are $10,000 due on the last day of each month from July 1998 through January 1999, then $60,000 due on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance due on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of the amendment, all financial covenants were eliminated.

5.   FACTOR AGREEMENT

The Company has an agreement with its factor that provides for advances to the Company of up to 100% of qualified accounts receivable. This agreement also contains a revolving loan facility which permits the Company to borrow a maximum of $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 maximum, which was scheduled to be reduced to $1,500,000 on March 31, 1998, was extended through July 1, 1998 by the April 1, 1998 amendment and extended again through December 31, 1998 by the August 1, 1998 amendment.

6.   CAPITALIZED LEASES

The Company leases various pieces of equipment, primarily computers, under long term leases and has the option to purchase the equipment for a nominal amount at the termination of the lease. At June 30, 1998, future minimum lease payments for these assets aggregate $196,000 ($45,000 per year) through September 2002, of which $23,000 represents interest.

7.   SUBORDINATED NOTES PAYABLE AND WARRANTS

On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company, totaling $950,000. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's interest in Airshop, Ltd. Interest payments of $25,000 and $24,000 were made on April 30, 1998 and July 31, 1998, respectively.

In connection with these transactions, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable at an exercise price of $1.625 per share and expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount is included on the Balance Sheet in other assets and is being amortized over the life of the notes, with $9,000 being expensed monthly beginning February 1998.

8.   INCOME TAXES

Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of June 30, 1998, management's estimate of the 1998 effective tax rate is zero.

9.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent net earnings (loss) divided by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share represents net earnings (loss) divided by the weighted average number of shares of common stock outstanding inclusive of any dilutive impact of common stock equivalents. During the fiscal quarters and six month periods ended June 30, 1997 and June 30, 1998, there was no difference between basic and diluted earnings per share because the impact of options and warrants to purchase common stock was antidilutive.

10.  RECENTLY ISSUED PRONOUNCEMENTS

COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. There were no differences between "net earnings (loss)" and "comprehensive income" as those terms are defined in FAS 130 for the three and six month periods ending June 30, 1998.

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

START-UP ACTIVITIES. On April 3, 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Based on information currently available, the Company does not expect the adoption of SOP 98-5 to have a significant impact on its financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The adoption of FAS No. 133 will require the Company to modify its method for accounting for its interest rate hedging activities. Based on information currently available, the Company does not expect the adoption of FAS No. 133 to have a significant impact on its financial position or results of operations.

COMPUTER SOFTWARE. In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

                       LINROZ MANUFACTURING COMPANY, L.P.

                            Condensed Balance Sheets

                                   (Unaudited)

                                                December 31, 1997  June 30, 1998
                                                -----------------  -------------
                      ASSETS
Current Assets:
   Cash                                           $     237,000    $     478,000
   Accounts receivable from Jalate, Ltd.                143,000          212,000
   Prepaid expenses and other current assets             25,000           26,000
                                                  -------------    -------------
        Total current assets                            405,000          716,000

Property and equipment, at cost, net of
   accumulated depreciation of $570,000 in 1997
   and $701,000 in 1998                                 791,000          678,000
Other assets, at cost                                    20,000           20,000
                                                  -------------    -------------
                                                  $   1,216,000    $   1,414,000
                                                  =============    =============


       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current maturities of long term debt           $     120,000    $     120,000
   Trade accounts payable                                34,000           12,000
   Accrued expenses and other liabilities                51,000           51,000
                                                  -------------    -------------
        Total current liabilities                       205,000          183,000

Long-term debt, less current maturities                 201,000          141,000
Partners' capital                                       810,000        1,090,000
                                                  -------------    -------------
                                                  $   1,216,000    $   1,414,000
                                                  =============    =============


See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                       Condensed Statements of Operations

                                   (Unaudited)

                          Six months ended June 30,  Three months ended June 30,
                          -------------------------  ---------------------------
                              1997         1998           1997         1998
                          -----------   -----------   -----------   -----------
Net sales                 $ 2,284,000   $ 2,165,000   $ 1,175,000   $ 1,175,000

Cost of sales               1,432,000     1,273,000       734,000       638,000
                          -----------   -----------   -----------   -----------

   Gross profit               852,000       892,000       441,000       537,000

Operating expenses            180,000       157,000        92,000        75,000
                          -----------   -----------   -----------   -----------

   Earnings from operations   672,000       735,000       349,000       462,000

Interest expense, net          19,000        14,000         9,000         7,000
                          -----------   -----------   -----------   -----------

   Net earnings               653,000       721,000       340,000       455,000
                          ===========   ===========   ===========   ===========


See accompanying notes to condensed financial statements.

                       LINROZ MANUFACTURING COMPANY, L.P.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                           1997         1998
                                                        ----------   ----------
Cash flows from operating activities:
   Net earnings                                         $  653,000   $  721,000
   Adjustments to reconcile net earnings to net cash
           provided by operating activities:
      Depreciation and amortization of
         property and equipment                            117,000      131,000
      Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable from Jalate, Ltd.          (20,000)     (69,000)
            Prepaid expenses and other current assets       31,000       (1,000)
         Increase (decrease) in:
            Trade accounts payable                           7,000      (22,000)
            Accrued expenses and other
               current liabilities                         (20,000)          --
                                                        ----------   ----------

               Net cash provided by operating activities   768,000      760,000
                                                        ----------   ----------

Cash flows from investing activities:
   Cash used in capital expenditures                       (71,000)     (19,000)
                                                        ----------   ----------

Cash flows from financing activities:
   Principal payments on long-term debt                    (59,000)     (60,000)
   Distributions to partners                              (380,000)    (440,000)
                                                        ----------   ----------

               Net cash used in financing activities      (439,000)    (500,000)
                                                        ----------   ----------

               Net increase in cash                        258,000      241,000

Cash at beginning of period                                421,000      237,000
                                                        ----------   ----------

Cash at end of period                                   $  679,000   $  478,000
                                                        ==========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest             $   19,000   $   14,000
                                                        ==========   ==========

See accompanying notes to condensed financial statements.

                        LINROZ MANUFACTURING COMPANY L.P.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   GENERAL

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements of Linroz Manufacturing Company, L.P. (the Company) which are generally prepared at the end of each fiscal year and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. For further information, refer to the financial statements and related notes for the year ending December 31, 1997 included in Jalate, Ltd.'s annual report on Form 10-K.

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

As contemplated by the Securities and Exchange Commission under Instructions 2 and 3 to Item 303 (b) of Regulation S-K, this discussion and analysis has been prepared assuming that the user has read or has access to Management's Discussion and Analysis for the fiscal year ended December 31, 1997. Therefore some material which has not changed materially from that presented in the Form 10-K for December 31, 1997 may have been omitted from this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data (unaudited) bear to net sales and the percentage dollar increase (decrease) of such items (unaudited) from period to period.

                      Percent of Net Sales         Percent of Net Sales
                      --------------------         --------------------
                        Six months ended            Three months ended
                            June 30,                     June 30,
                      --------------------Increase -------------------- Increase
                          1997      1998 (Decrease)    1997      1998 (Decrease)
                         ------    ------ --------    ------    ------ --------

Net sales                100.0%    100.0%   (10.3)%   100.0%    100.0%    (8.6)%

Cost of goods sold       (76.5)    (74.4)   (12.9)    (80.4)    (75.8)   (13.8)
                         -----     -----              -----     -----

   Gross profit           23.5      25.6     (1.9)     19.6      24.2     12.6

Operating expenses       (28.7)    (23.3)   (27.3)    (29.5)    (22.5)   (30.2)
                         -----     -----              -----     -----

   Earnings (loss) from
      operations          (5.2)      2.3       *       (9.9)      1.7       *

Interest expense          (1.2)     (2.0)    53.7      (1.4)     (2.1)    33.8

Equity in earnings (loss)
   of unconsolidated
   subsidiaries            1.1      (0.4)      *        1.1       1.2       *
                         -----     -----              -----     -----

   Net earnings (loss)    (5.3)     (0.1)   (98.9)    (10.2)      0.8       *
                         =====     =====              =====     =====

         * This percent change is not meaningful.

GROSS SALES decreased from $16,101,000 for the three months ended June 30, 1997 to $14,344,000 for the comparable period of fiscal 1998, a decrease of 10.9%, and decreased from $31,149,000 for the six months ended June 30, 1997 to $27,674,000, for the comparable period of fiscal 1998, a decrease of 11.2%. The decrease in gross sales for the three month period was primarily due to a decrease in the volume of apparel sold from 1,775,000 to 1,535,000 units, a decrease of 13.5%. The decrease in gross sales for the six month period was primarily due to a decrease in the volume of apparel sold from 3,417,000 to 2,934,000 units, a decrease of 14.1%. These decreases in the volume of apparel sold were partially offset by increases in the average unit price of items sold. In its continuing efforts to increase sales, the Company recently appointed a new Executive Vice President of Sales and Marketing who has significant sales and management experience in the apparel industry.

RETURNS AND ALLOWANCES AND DISCOUNTS decreased from $1,455,000 (9.0% of gross sales) for the three months ended June 30, 1997 to $963,000 (6.7% of gross sales) for the comparable period of fiscal 1998, a decrease of 33.8% and from $2,584,000 (8.3% of gross sales) for the six months ended June 30, 1997 to $2,051,000 (7.4% of gross sales) for the comparable period of fiscal 1998, a decrease of 20.6%. The 1997 figures were unusually high primarily due to significant returns of one line of apparel (shipped during the second quarter of 1997) because of defective design and production problems which were remedied during the third quarter of 1997. In addition, various other causes of the high level of returns and allowances experienced during 1997 have been identified and improved.

GROSS PROFIT increased from $2,872,000 (19.6% of net sales) for the three months ended June 30, 1997 to $3,234,000 (24.2% of net sales) for the comparable period of fiscal 1998, an increase of 12.6%, and decreased from $6,700,000 (23.5% of net sales) for the six months ended June 30, 1997 to $6,570,000 (25.6% of net sales) for the comparable period of fiscal 1998, a decrease of 1.9%. The increase in gross profit as a percent of net sales for both the three month period and six month period from fiscal 1997 to fiscal 1998 was primarily due to the combined effect of management's cost improvement initiatives and the correction of the 1997 defective design and production problems. These factors were partially offset by a $175,000 loss at the gross margin level which occurred during the second quarter of 1998 as a result of the sale of some off-season imported goods at reduced selling prices.

OPERATING EXPENSES decreased from $4,320,000 (29.5% of net sales) for the three months ended June 30, 1997 to $3,016,000 (22.5% of net sales) for the comparable period of fiscal 1998, a decrease of 30.2%, and decreased from $8,207,000 (28.7% of net sales) for the six months ended June 30, 1997 to $5,964,000 (23.3% of net sales) for the comparable period of fiscal 1998, a decrease of 27.3%, primarily due to management's cost control initiatives implemented during the last year.

INTEREST EXPENSE primarily reflects interest payable on advances from the factor, on the subordinated notes payable, and on the term loan with the bank. Interest expense increased from $210,000 for the three months ended June 30, 1997 to $281,000 for the comparable period of fiscal 1998, an increase of 33.8%, and from $341,000 for the six months ended June 30, 1997 to $524,000 for the comparable period of fiscal 1998, an increase of 53.7% primarily due to increased borrowings to finance the Company's operations.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES. Investment in the Company's unconsolidated subsidiaries is accounted for by the equity method, under which the Company's share of earnings or loss of each subsidiary is reflected in income or expense as earned and distributions are credited against the investment in the subsidiaries when received.

Joint Venture. Equity in earnings increased from $171,000 for the three months ended June 30, 1997 to $227,000 for the comparable period of fiscal 1998, an increase of 32.7%, and increased from $327,000 for the six months ended June 30, 1997 to $360,000 for the comparable period of fiscal 1998, an increase of 10.1%. The increases are mostly attributable to an improvement in the operating margins of the Joint Venture.

Airshop. In the fourth quarter of 1997, the Company acquired an interest in Airshop, Ltd. which is still in its start-up phase. The Company's share of Airshop's net loss was $62,000 for the three months ended June 30, 1998 and $460,000 for the six months ended June 30, 1998. After recognizing this loss, the Company's investment in Airshop has been reduced to zero. Even though Airshop, Ltd.'s total loss for the quarter and for the six months ended June 30, 1998 were significantly in excess of the amounts recognized by the Company, generally accepted accounting principles limit the loss that the Company recognized to the Company's total investment because the Company has no further commitment to provide additional funds to Airshop.

INCOME TAXES for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of March 31, 1998 and June 30, 1998, management's estimate of the 1998 effective tax rate is zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital requirements from advances drawn against factored receivables, a revolving loan agreement with a factor, distributions from a joint venture and proceeds from its initial public offering in 1994. At December 31, 1997, the Company had a working capital deficiency of $769,000 compared to a working capital deficiency of $344,000 at June 30, 1998. Cash used in operating activities aggregated $1,737,000 for the six months ended June 30, 1997 compared with cash provided by operating activities aggregating $1,650,000 for the comparable period of 1998, an improvement of $3,387,000 over the prior period.

Inventory at December 31, 1997 was $4,812,000 and was reduced to $3,576,000 at June 30, 1998. Inventory at June 30, 1997 was $5,364,000. This reduction in inventory was achieved by management's efforts to reduce inventory costs. Management does not believe this reduced inventory level will adversely effect the Company's sales volume.

At June 30, 1998 the net amount due from the factor consisted of the:

                  Receivables held by factor     $  9,710,000
                  Advances from factor             (8,805,000)
                  Open credit memos                  (391,000)
                                                 ------------
                                                 $    514,000
                                                 ============

The Company has an agreement with its factor that provides for advances to the Company of up to 100% of qualified accounts receivable. This agreement also contains a revolving loan facility which permits the Company to borrow a maximum of $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 maximum, which was scheduled to be reduced to $1,500,000 on March 31, 1998, was extended through July 1, 1998 by the April 1, 1998 amendment and extended again through December 31, 1998 by the August 1, 1998 amendment.

The Company has a term loan with its bank. The principal balance of this loan was $1,120,000 on December 31, 1997. The agreement with the bank provided for weekly payments beginning February 6, 1998 resulting in the loan being paid down to $170,000 at June 30, 1998 with the balance to be paid off completely by July 17, 1998. The Company made its weekly payments through May 15, which reduced the principal balance outstanding to $443,000. As of July 17, 1998 the loan agreement was amended and now provides that the $443,000 outstanding balance be paid in monthly installments through August 31, 1999. These installment payments of the principal balance are $10,000 due on the last day of each month from July 1998 through January 1999, then $60,000 due on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance due on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of the amendment, all financial covenants were eliminated.

On January 27, 1998, the Company obtained $1,000,000 in additional funds from four shareholders, consisting of $950,000 in subordinated notes payable plus $50,000 in payment for warrants to purchase 500,000 shares of the Company's common stock. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's investment in Airshop, Ltd. These warrants, which are exercisable at a price of $1.625 per share, expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount is being amortized over the life of the notes with $9,000 being expensed monthly beginning February 1998.

The Company is actively pursuing various options of providing for its long term liquidity needs and assuring its long term vitality including additional debt financing, new equity investments, and possible merger or other business combinations. However, there is no assurance that additional financing, if obtained, will be sufficient to sustain operations. Should management be unsuccessful, the Company may be required to restructure or curtail operations.

MERGER

On April 13, 1998, the Company signed a letter of intent to merge with Chorus Line Corporation. In June 1998, the Company announced that negotiations relative to this merger had been terminated.

RECENTLY ISSUED PRONOUNCEMENTS

COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. There were no differences between "net earnings (loss)" and "comprehensive income" as those terms are defined in FAS 130.

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

START-UP ACTIVITIES. On April 3, 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Based on information currently available, the Company does not expect the adoption of SOP 98-5 to have a significant impact on its financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The adoption of FAS No. 133 will require the Company to modify its method for accounting for its interest rate hedging activities. Based on information currently available, the Company does not expect the adoption of FAS No. 133 to have a significant impact on its financial position or results of operations.

COMPUTER SOFTWARE. In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

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

RELIANCE ON KEY PERSONNEL. The operations of the Company depend to a great extent on the efforts of its senior management, including Vinton W. Bacon and Larry Brahim. The extended loss of the services of one or both of these individuals could have a materially adverse effect on the Company's operations.

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

LIQUIDITY. The Company is actively pursuing various options of providing for its long term liquidity needs and assuring its long term vitality including additional debt financing, new equity investments, and possible merger or other business combinations. However, there is no assurance that additional financing, if obtained, will be sufficient to sustain operations. Should management be unsuccessful, the Company may be required to restructure or curtail operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. However, significant increases in interest rates could have a materially adverse effect on the Company's operations through its bank borrowings and factor contracts. Likewise, significant increases in the cost of the Company's labor or raw materials could have a materially adverse effect on the Company's operations.

Also see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

                              PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company totaling $950,000. These notes provide for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes mature on January 31, 2000 and are secured by the Company's investment in Airshop, Ltd.

In connection with the issuance of these notes, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable at an exercise price of $1.625 per share and expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount is being amortized over the life of the notes, with $9,000 being expensed monthly beginning February 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company has an agreement with its factor, as more completely described in the Company's annual report on Form 10-K, that provides for advances to the Company of up to 100% of qualified accounts receivable plus a revolving loan facility. The Company was in default of certain restrictive covenants under this agreement from December 31, 1997 through March 31, 1998. On April 1, 1998, these defaults were waived by the factor, and the agreement was amended by revising these covenants for 1998. The Company currently is in compliance with those amended covenants. Under this revised agreement, the amount of the revolving loan available to the Company was increased to allow the Company to borrow up to $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 amount was scheduled to reduce to $1,500,000 on July 1, 1998. This agreement was subsequently amended by extending the revolving loan facility at the $2,200,000 amount through December 31, 1998; the $2,200,000 amount is now scheduled to reduce to $1,500,000 on January 1, 1999.

In addition, the Company has a term loan with its bank. On December 31, 1997, the Company was in default of certain restrictive covenants under the loan agreement dated June 30, 1997. Subsequently, a new agreement was entered into effective January 21, 1998. On March 31, 1998, the Company was in default of certain restrictive covenants under this new agreement. On April 1, 1998, the bank agreed to waive the Company's compliance with those covenants through June 30, 1998. The principal balance of this loan was $1,120,000 on December 31, 1997. The amended agreement with the bank called for weekly payments beginning February 6, 1998 resulting in the loan being paid down to $170,000 at June 30, 1998 and being paid off completely by July 17, 1998. The Company made its weekly payments through May 15, which reduced the principal balance outstanding to $443,000. The revised loan agreement was amended again as of July 17, 1998 and now provides that the $443,000 outstanding balance be paid in monthly installments through August 31, 1999. These installment payments of the principal balance are scheduled for $10,000 on the last day of each month from July 1998 through January 1999, then $60,000 on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of this latest amendment, all financial covenants were eliminated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 1998 annual meeting of shareholders (the "Meeting") on May 12, 1998. At the Meeting, the Company's shareholders considered and voted upon the following matters:

        1. Election of Directors. For all nominees listed below:

                                               For                Withheld
                                            ---------             --------
            Vinton W. Bacon                 2,198,224                435
            Larry Brahim                    2,198,359                300
            Allan E. Dalshaug               2,198,359                300
            Joseph S. Davis                 2,198,359                300
            I. Jay Goldfarb                 2,198,359                300
            Victor K. Nichols               2,198,359                300
            William S. Soady                2,198,359                300

        2. Ratification of the Appointment of Independent Auditors. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

         For:  2,198,524           Against:   135             Abstain:    0

ITEM 5.  OTHER INFORMATION.

Frederick A. Findley resigned his positions as Vice President-Finance, Chief Financial Officer, and Secretary of the Company on July 27, 1998. Mr. John Diesenbruch was appointed as Vice President-Finance, Chief Financial Officer, and Secretary of the Company by the Board of Directors at its meeting on August 11, 1998.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

        a. Exhibits - The following is a list of exhibits filed as a part of this report.

Exhibit
Number                               Description
-------   ----------------------------------------------------------------------

   3.1    Restated Articles of Incorporation of the Company. (3.1*)(3)

   3.2    By-laws amendment reducing the number of directors to seven. (3.2*)(3)

   3.3    Restated by-laws of the Company. (3.3*)(3)

   4.1    Form of stock certificate. (4.3*)(1)

   4.2    Underwriters' Warrant Agreement dated March 16, 1994, among the
          Company, H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc.
          (4.2*)(2)

  10.1 First Amendment to Credit Agreement as of July 17, 1998 by and between the Company and Wells Fargo HSBC Trade Bank, NA amending the term loan by extending the payment deadline.

  10.2 Fourth Amendment, as of August 1, 1998, to Revolving Loan Agreement, dated June 30, 1997, by and between the Company and Heller Financial, Inc.

  27 Financial Data Schedule. (Filed as part of the EDGAR (electronic) version of this report only.)

        ------------------------
        *  Indicates the exhibit number in the original filing.

        (1) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 1994.

        (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        (3) Filed as an exhibit to the Company's quarterly report on Form 10-K for the quarter ended March 31, 1998.


   b. Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            JALATE, LTD.

August 18, 1998                             By: /s/ VINTON W. BACON
                                                --------------------------------
                                                    Vinton W. Bacon
                                                    Chief Executive Officer and
                                                    Chief Operating Officer


August 14, 1998                             By: /s/ JOHN DIESENBRUCH
                                                --------------------------------
                                                    John Diesenbruch
                                                    Vice President, Finance and
                                                    Chief Financial Officer