Form 10-Q
period 1998-09-30
JALATE LTD INC
filed 1998-11-23
CIK 914026

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark one)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

                                       Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        -----------    -----------


                         Commission File Number 1-12868


                                  JALATE, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

               California                              95-4121885
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)               Identification Number)

      2085 South Garfield Avenue, Commerce, CA                      90040
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

Yes  X  No
    ---    ---

The number of shares outstanding of the registrant's Common Stock, no par value, at November 12, 1998 was 4,923,000 shares.

                           This Form 10-Q contains 20 pages.
===============================================================================

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    JALATE, LTD.

                              Condensed Balance Sheets

                                  (In thousands)
                                   (Unaudited)

                                          September 30, 1998  December 31, 1997
                                          ------------------  -----------------
ASSETS
Current assets:
 Cash                                         $          64       $        170
 Trade and other accounts receivable,
  less allowance for doubtful accounts
  of $231 in 1998 and $324 in 1997                      338                119
 Inventories                                          3,680              4,812
 Prepaid expenses and other current assets              167                201
                                              -------------       ------------

        Total current assets                          4,249              5,302

Property and equipment, at cost, net of
 accumulated depreciation of $1,819 in 1998
 and $1,366 in 1997                                   1,540                961
Investment in unconsolidated subsidiaries               477                551
Other assets, at cost, net                              251                 79
                                              -------------       ------------
                                              $       6,517       $      6,893
                                              =============       ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Note payable to bank                         $         413       $      1,120
 Current portion of long term liabilities               517                 --
 Due to factor                                           45              1,315
 Trade accounts payable                               3,201              3,092
 Accounts payable to unconsolidated subsidiary          262                143
 Accrued expenses                                       326                401
                                              -------------       ------------

        Total current liabilities                     4,764              6,071
                                              -------------       ------------

Long term liabilities:
 Capitalized lease obligations,
  less current portion                                   88                 --
 Subordinated notes payable,
  less current installments                             475                 --
                                              -------------       ------------

        Total long term liabilities                     563                 --
                                              -------------       ------------

Shareholders' equity:
 Preferred stock, no par value.
  Authorized 3,000,000 shares;
  none issued and outstanding                            --                 --
 Common stock, no par value.
  Authorized 20,000,000 shares;
  issued and outstanding 3,403,000 shares             5,576              5,311
 Accumulated deficit                                 (4,386)            (4,489)
                                              -------------       ------------

        Total shareholders' equity                    1,190                822
                                              -------------       ------------
                                              $       6,517       $      6,893
                                              =============      =============

 See accompanying notes to condensed financial statements.

                                         JALATE, LTD.

                            Condensed Statements of Operations

                   (In thousands except net earnings (loss) per share
                         and weighted average shares outstanding)
                                        (Unaudited)

                                         Nine months ended  Three months ended
                                            September 30,       September 30,
                                         ------------------  -----------------
                                            1998      1997     1998       1997
                                         --------  -------  --------  --------

Net sales                                $ 36,222  $ 41,732  $ 10,599  $13,167

Cost of goods sold                         26,575    32,049     7,522   10,169
                                         ---------  -------  --------  --------

 Gross profit                               9,647     9,683     3,077    2,998

Operating expenses                          8,810    11,462     2,846    3,255
                                         ---------  -------  --------  --------

 Earnings (loss) from operations              837    (1,779)      231     (257)

Other (income) expense:
 Interest expense                             766       568       242      226
 Equity in (income) of
  unconsolidated subsidiaries                 (32)     (427)     (132)    (100)
 Other (income)                                (1)       (6)       --       (5)
                                         ---------  -------  --------  --------

  Total other expense                         733       135       110      121
                                         ---------  -------  --------  --------

Earnings (loss) before income taxes           104    (1,914)      121     (378)

 Income taxes                                  --         2        --        2
                                         ---------  -------  --------  --------

Net earnings (loss)                      $    104   $(1,916)  $   121  $  (380)
                                         =========  ======== ========  ========

Net earnings (loss) per share:
 Basic                                   $   0.03   $ (0.56)  $  0.03  $ (0.11)
 Diluted                                     0.03     (0.56)     0.03    (0.11)
                                         =========  =======  ======== =========

Weighted average shares outstanding:
 Basic                                 3,403,000  3,403,000 3,403,000 3,403,000
 Diluted                               3,403,000  3,403,000 3,403,000 3,403,000
                                       =========  ========= ========= =========

See accompanying notes to condensed financial statements.

                                         JALATE, LTD.

                              Condensed Statements of Cash Flows

                                      (In thousands)
                                        (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                          --------------------
                                                             1998       1997
                                                          --------   --------
Cash flows from operating activities:
 Net earnings (loss)                                      $   104    $ (1,916)
                                                          --------   --------
 Adjustments to reconcile
  net earnings (loss) to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                534         331
 Increase (decrease) in allowance for
   doubtful receivables                                       (93)        844
 Equity in net earnings of
  unconsolidated subsidiaries                                 (32)       (427)
 Changes in assets and liabilities:
  (Increase) decrease in:
    Due from factor, net                                       --       2,921
    Trade accounts receivable                                (126)       (837)
    Inventories                                             1,132      (2,034)
    Refundable income taxes                                    --         111
    Prepaid expenses and other current assets                  34         (57)
    Other assets                                              (39)        (49)
 Increase (decrease) in:
   Accounts payable                                           228         576
   Accrued expenses                                           (75)        185
                                                          --------   --------
    Total adjustments                                       1,563       1,564
                                                          --------   --------
    Net cash provided by (used in)
     operating activities                                   1,667        (352)
                                                          --------   --------

Cash flows from investing activities:
 Capital expenditures                                      (1,032)       (200)
 Investment in unconsolidated subsidiaries                   (314)         --
 Distributions from unconsolidated subsidiaries               420         361
                                                          --------   --------
    Net cash provided by (used in)
     investing activities                                    (926)        161
                                                          --------   --------
Cash flows from financing activities:
 Repayment to factor, net                                  (1,270)         --
 Proceeds from issuance of (repayment of)
  note payable to bank                                       (707)        610
 Proceeds from capitalized leases                             130          --
 Proceeds from issuance of long term
  subordinated debt                                           950          --
 Proceeds from issuance of warrants                            50          --
                                                          --------   --------

Net cash provided by (used in)
      financing activities                                   (847)        610
                                                          --------   --------
     Net increase (decrease) in cash                         (106)        419

Cash at beginning of period                                   170          97
                                                          --------   --------
Cash at end of period                                     $    64    $    516
                                                          ========   ========

Supplemental disclosures of cash flow information:
 Cash payments during the period for -
  Interest                                                $    742   $    567
  Income taxes                                                  --         --
                                                          ========   ========

See accompanying notes to condensed financial statements.

                                  JALATE, LTD.

                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.GENERAL

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

2.INVENTORIES

A summary of inventories is as follows:


                                      September 30, 1998      December 31, 1997
                                      ------------------      -----------------
        Piece goods and trim             $ 1,545,000             $ 1,828,000
        Work in process                    1,176,000               1,657,000
        Finished goods                       959,000               1,327,000
                                         -----------             -----------
                                         $ 3,680,000             $ 4,812,000
                                         ===========             ===========


3.INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

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

Airshop, which began operations during 1997, is currently in the start-up phase of its existence. The Company, which accounts for its investment in Airshop under the equity method of accounting, recorded $40,000 and $460,000 as its share of Airshop's loss in 1997 and in the first half of 1998, respectively. The Company has no commitment to provide additional funds to Airshop.

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

For the nine months ended September 30, 1998 and 1997, purchases from the Joint Venture aggregated $3,049,000 and $3,163,000, respectively. The Company had accounts payable to the Joint Venture for purchases of $262,000 and $143,000 at September 30, 1998 and December 31, 1997, respectively.

The tables below contain unaudited summarized financial information for the Joint Venture:



                                           Nine months ended September 30,
                                         ---------------------------------
                                               1998             1997
                                         ----------------  ---------------
                                                      (Unaudited)
           Net sales                        $ 3,089,000      $ 3,226,000
           Gross profit                       1,230,000        1,140,000
           Operating expenses                   226,000          259,000
           Net earnings                         984,000          853,000
                                            ===========      ===========

                                       September 30, 1998     December 31, 1997
                                       ------------------     -----------------
                                                      (Unaudited)
           Current assets                $     601,000          $     405,000
           Non current assets                  645,000                811,000
                                         -------------          -------------
           Total assets                  $   1,246,000          $   1,216,000
                                         =============          =============


           Current liabilities           $     182,000          $     205,000
           Long-term debt                      110,000                201,000
                                         -------------          -------------
           Total liabilities                   292,000                406,000
           Partners' capital                   954,000                810,000
                                         -------------          -------------
                                         $   1,246,000          $   1,216,000
                                         =============          =============

4.SUBORDINATED NOTES PAYABLE AND WARRANTS

On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company totaling $950,000. These notes call for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. As of September 30, 1998, $475,000 is classified as a current liability in the accompanying condensed financial statements. These notes mature on January 31, 2000 and are secured by the Company's interest in Airshop, Ltd. Interest payments of $25,000, $24,000 and $24,000 were made on April 30, 1998, July 31, 1998 and October 29, 1998, respectively.

In connection with the issuance of these notes, the Company sold 500,000 stock purchase warrants to the shareholders for $50,000. The warrants are exercisable at an exercise price of $1.625 per share and expire on January 27, 2003. These warrants were independently valued at $265,000. The $215,000 discount is included on the Balance Sheet in other assets and is being amortized over the life of the notes, with $9,000 being expensed monthly beginning February 1998. On November 1, 1998, the Notes were converted to Common Stock (see note 10).



5.FACTOR AGREEMENT

The Company has an agreement with Heller Financial, Inc., its factor, that provides for advances to the Company of up to 100% of qualified accounts receivable. This agreement also contains a revolving loan facility which permits the Company to borrow a maximum of $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 maximum, which was scheduled to be reduced to $1,500,000 on March 31, 1998, was extended through July 1, 1998 by the April 1, 1998 amendment and extended again through December 31, 1998 by the August 1, 1998 amendment. At September 30, 1998, the Company was in default of certain covenants contained in this agreement. In November 1998, the Company entered into a new factor agreement with GE Capital First Factors to replace the current factor agreement that is scheduled to expire on December 31, 1998 (see note 10).

6.NOTE PAYABLE TO BANK

The Company has a term loan payable to a bank. The principal balance of this loan was $1,120,000 on December 31, 1997. The agreement previously required the loan to be paid off completely by July 1998. In July 1998, the loan agreement was amended and now requires that outstanding balance be paid in monthly installments through August 1999. These payments of the principal balance are $10,000 due on the last day of each month from July 1998 through January 1999, then $60,000 due on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance due on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of the amendment, all financial covenants were eliminated.

7.CAPITALIZED LEASES

The Company leases various pieces of equipment, primarily computers, under long-term leases and has the option to purchase the equipment for a nominal amount at the termination of the leases. At September 30, 1998, future minimum lease payments for these assets aggregated $150,000 ($45,000 per year through December
2001), of which $20,000 represents interest.

8.INCOME TAXES

Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of September 30, 1998, management's estimate of the 1998 effective tax rate is zero.

9.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent net earnings (loss) divided by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share represents net earnings (loss) divided by the weighted average number of shares of common stock outstanding inclusive of any dilutive impact of common stock equivalents. During the three and nine month periods ended September 30, 1998 and September 30, 1997, there was no difference between basic and diluted earnings per share because the impact of options and warrants to purchase common stock was antidilutive.

10.SUBSEQUENT EVENTS

SUBORDINATED NOTES PAYABLE AND WARRANTS. On November 1, 1998, the $950,000 subordinated notes payable (see note 4) were converted to common stock of the Company at $0.625 per share, resulting in the issuance of 1,520,000 shares. The price of the last trade of the Company's common stock on the AMEX prior to this conversion was $0.1875 per share. In connection with the conversion of these notes payable to Common Stock, the warrants (see note 4) were modified by reducing the exercise price to $0.625 and extending the expiration date to October 31, 2003. This conversion results in an increase in shareholders' equity at October 31, 1998 of approximately $816,000, consisting of the $950,000 of subordinate notes less the $134,000 unamortized discount. Additionally, had this conversion been reflected in the Balance Sheet as of September 30, 1998, working capital would have been increased by $475,000.

FACTOR AGREEMENT. In November 1998 the Company signed a one-year agreement with GE Capital First Factors to replace the current factor agreement that is scheduled to expire on December 31, 1998. Under the terms of this new factor agreement, the Company may borrow up to 90% of eligible trade accounts receivable, up to 60% of certain eligible inventory balances, and up to $1,500,000 in excess of the collateral, on a revolving basis.

ACQUISITION. During the fourth quarter of 1998, the Company entered into an agreement to purchase substantially of all the assets of ARC Manufacturing, Inc., consisting primarily of inventory and a license to use the trademark Breaker Jeans , for approximately $920,000. The purchase agreement requires a series of payments beginning in November 1998, and continuing through approximately March 1999. Additionally, under the agreement, the Company has agreed to employ the two owners of ARC Manufacturing, Inc. in connection with the acquisition.

11.RECENTLY ISSUED PRONOUNCEMENTS

COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 Reporting Comprehensive Income on January 1, 1998. There were no differences between net earnings (loss) and comprehensive income as those terms are defined in FAS 130 for the nine and three month periods ending September 30, 1998.

SEGMENT REPORTING. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards Number 131, Disclosure about Segments of An Enterprise and Related Information (FAS 131). FAS 131 supersedes previous reporting requirements for reporting on segments of a business enterprise and is effective for the Company's fiscal year ending December 31, 1998. The Company plans to implement FAS 131 in connection with its 1998 fiscal year end reporting on Form 10-K. As FAS 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

START-UP ACTIVITIES. On April 3, 1998, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Based on information currently available, the Company does not expect the adoption of SOP 98-5 to have a significant impact on its financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The adoption of FAS No. 133 may require the Company to modify its method for accounting for its interest rate hedging activities. Based on information currently available, the Company does not expect the adoption of FAS No. 133 to have a significant impact on its financial position or results of operations.

COMPUTER SOFTWARE. In 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company will adopt SOP 98-1 in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

                             LINROZ MANUFACTURING COMPANY, L.P.

                                 Condensed Balance Sheets

                                      (Unaudited)

                                          September 30, 1998   December 31,1997
                                          ------------------   ----------------
                   ASSETS

Current Assets:
 Cash                                        $   305,000           $   237,000
 Accounts receivable from Jalate Ltd.            262,000               143,000
 Prepaid expenses and
  other current assets                            34,000                25,000
                                            ------------           -----------
   Total current assets                          601,000               405,000

Property and equipment, at cost less
  accumulated depreciation of
   $767,000 in 1998 and $570,000 in 1997         625,000               791,000
Other assets, at cost                             20,000                20,000
                                            ------------           -----------
                                             $ 1,246,000           $ 1,216,000
                                            ============           ===========


       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
 Current maturities of
  long term debt                             $   117,000           $   120,000
 Trade accounts payable                            8,000                34,000
 Accrued expenses and
  other current liabilities                       57,000                51,000
                                            ------------           -----------
   Total current liabilities                     182,000               205,000

Long-term debt, less current maturities          110,000               201,000
Partners' capital                                954,000               810,000
                                            ------------           -----------
                                             $ 1,246,000           $ 1,216,000
                                            ============           ===========


See accompanying notes to condensed financial statements.

                           LINROZ MANUFACTURING COMPANY, L.P.

                           Condensed Statements of Operations

                                      (Unaudited)


                              Nine months ended      Three months ended ,
                                September 30,           September 30,
                            --------------------    --------------------
                               1998        1997        1998        1997
                           -----------  ----------  ----------  ---------
 Net sales                  $ 3,089,000  $ 3,226,000  $  924,000  $  942,000

 Cost of sales                1,859,000    2,086,000     586,000     654,000
                              ---------    ---------  ----------   ---------

  Gross profit                1,230,000    1,140,000     338,000     288,000

 Operating expenses             226,000      259,000      69,000      79,000
                              ---------    ---------  ----------    --------

  Earnings from
    operations                1,004,000      881,000     269,000     209,000

 Interest expense, net           20,000       28,000       6,000       9,000
                              ---------    ---------  ----------   ---------

 Net earnings               $  984,000  $   853,000   $ 263,000   $ 200,000
                             =========  ===========  ==========   =========

See accompanying notes to condensed financial statements.

                             LINROZ MANUFACTURING COMPANY, L.P.

                             Condensed Statements of Cash Flows

                                          (Unaudited)




                                                Nine months ended September 30,
                                                ------------------------------
                                                    1998             1997
                                                -------------    -------------

 Net earnings                                    $    984,000     $    853,000
 Adjustments to reconcile net
   earnings to net cash
   provided by operating activities:
  Depreciation and amortization of
   property and equipment                             197,000          175,000
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable from Jalate, Ltd.           (119,000)         (40,000)
     Prepaid expenses and other current assets         (9,000)           1,000
      Increase (decrease) in:
        Trade accounts payable                        (26,000)          (6,000)
        Accrued expenses and other
         current liabilities                            6,000          (19,000)
                                                 ------------      -----------
         Net cash provided by
          operating activities                      1,033,000          964,000
                                                 ------------      -----------
Cash flows from investing activities:
 Cash used in capital expenditures                    (31,000)        (110,000)
                                                 ------------      -----------
Cash flows from financing activities:
 Principal payments on long-term debt                 (94,000)         (90,000)
 Distributions to partners                           (840,000)        (730,000)
                                                 ------------      -----------
         Net cash used in financing activities       (934,000)        (820,000)
                                                 ------------      -----------
         Net increase in cash                          68,000           34,000
Cash at beginning of period                           237,000          421,000
                                                 ------------      -----------
Cash at end of period                                 305,000          455,000
                                                 ============      ===========
Supplemental disclosures of
   cash flow information:
 Cash paid during the period for interest        $     20,000     $     28,000
                                                 ============     ============

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

                 Percent of Net Sales            Percent of Net Sales
                 ---------------------           --------------------
                  Nine months ended               Three months ended
                     September 30,      Increase      September 30,   Increase
                  --------------------             -------------------
                    1998       1997    (Decrease)   1998      1997   (Decrease)
                  --------   --------   --------  --------  --------   -------
Net sales          100.0%     100.0%     (13.2)%   100.0%    100.0%    (19.5)%

Cost of
   goods sold      (73.4)     (76.8)     (17.1)    (71.0)    (77.3)     (26.0)
                  --------   --------   --------  --------  --------   -------
  Gross profit      26.6       23.2       (0.4)     29.0      22.7        2.6

Operating expenses (24.3)     (27.4)     (23.1)    (26.8)    (24.7)     (12.6)
                  --------   --------   --------  --------  --------   -------
  Earnings (loss)
   from operations   2.3       (4.3)       *         2.2      (2.0)       *

Interest expense    (2.1)      (1.3)      34.9      (2.3)     (1.7)       7.1




Equity in
   earnings of
   Unconsolidated
   subsidiaries      0.1        1.0        *         1.2       0.8       32.0
                  --------   --------   --------  --------  --------   -------

   Net earnings
    (loss)           0.3       (4.6)       *         1.1      (2.9)       *
                  ========   ========   ========  ========  ========  ========

        * This percent change is not meaningful.

GROSS SALES decreased to $39,024,000 for the nine months ended September 30, 1998 from $45,532,000 for the comparable period of fiscal 1997, a decrease of 14.3%, and decreased to $11,350,000 for the three months ended September 30, 1998 from $14,382,000, for the comparable period of fiscal 1997, a decrease of 21.1%. The decrease in gross sales for the nine month period was primarily due to a decrease in the volume of apparel sold to 3,616,000 units from 4,720,000 units, a decrease of 23.4%. The decrease in gross sales for the three month period was primarily due to a decrease in the volume of apparel sold to 980,000 units from 1,303,000 units, a decrease of 24.8%. These decreases in the volume of apparel sold were partially offset by increases in the average unit price of items sold.

DISCOUNTS, RETURNS AND ALLOWANCES decreased 29.8% to $1,906,000 (4.9% of gross sales) for the nine months ended September 30, 1998 from $2,717,000 (6.0% of gross sales) for the comparable period of fiscal 1997, and 52.7% to $438,000 (3.9% of gross sales) for the three months ended September 30, 1998 from $926,000 (6.4% of gross sales) for the comparable period of fiscal 1997. The 1997 figures were unusually high primarily due to significant returns of one line of apparel (shipped during the second quarter of 1997) because of defective design and production problems which were remedied during the third quarter of 1997. In addition, other causes of the high level of returns and allowances experienced during 1997 have been identified and improved.

GROSS PROFIT decreased $36,000 to $9,647,000 (26.6% of net sales) for the nine months ended September 30, 1998 from $9,683,000 (23.2% of net sales) for the comparable period of fiscal 1997, and increased $79,000 to $3,077,000 (29.0% of net sales) for the three months ended September 30, 1998 from $2,998,000 (22.7%
of net sales) for the comparable period of fiscal 1997.   The increases in gross
profit percentages for both the nine and three month periods of 1998 were primarily due to the combined effect of management's cost reduction initiatives and the reduced level of discounts, returns and allowances noted above.

OPERATING EXPENSES decreased $2,652,000, a decrease of 23.1%, to $8,810,000 (24.3% of net sales) for the nine months ended September 30, 1998, and $409,000, decreased 12.6% to $2,846,000 (26.8% of net sales) for the three months ended September 30, 1998, primarily due to management's cost control initiatives and the impact of lower sales volume.

INTEREST EXPENSE primarily reflects interest related to advances from the factor, on the subordinated notes payable, and on the term loan with the bank. Interest expense increased 34.9% to $766,000 for the nine months ended September 30, 1998, and 7.1% to $242,000 for the three months ended September 30, 1998, primarily due to increased borrowings to finance the Company's operations.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES. Investment in the Company's unconsolidated subsidiaries is accounted for by the equity method, under which the Company's share of earnings or loss of each subsidiary is reflected in income or expense as earned and distributions are credited against the investment in the subsidiaries when received.

Joint Venture. Equity in earnings increased to $492,000 for the nine months ended September 30, 1998 from $427,000 for the comparable period of fiscal 1997, an increase of 15.2%, and increased to $132,000 for the three months ended September 30, 1998 from $100,000 for the comparable period of fiscal 1997, an increase of 32.0%. The increases are primarily attributable to an improvement in the operating margins of the Joint Venture.

Airshop. In the fourth quarter of 1997, the Company acquired an interest in Airshop, Ltd. which is still in its start-up phase. The Company's share of Airshop's net loss was $40,000 for the fourth quarter of 1997 and $460,000 for the six months ended June 30, 1998. After recognizing this loss in the first six months of 1998, the Company's investment in Airshop was reduced to zero. Even though Airshop, Ltd.'s net losses continued into the third quarter of 1998, those losses were not recognized by the Company because generally accepted accounting principles limits the Company's loss to its total investment in Airshop, Ltd. The Company has no further commitment to provide additional funds to Airshop.

INCOME TAXES for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. As of September 30, 1998, management's estimate of the 1998 effective tax rate is zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital requirements from advances drawn against factored receivables, a revolving loan agreement with a factor, distributions from a joint venture, proceeds from issuing subordinated notes payable and proceeds from its initial public offering in 1994. Cash provided by operating activities aggregated $1,667,000 for the nine months ended September 30, 1998 compared with cash used in operating activities of $352,000 for the comparable period of 1997, an improvement of $2,019,000 over the prior year. At September 30, 1998, the Company had a working capital deficiency of $515,000, compared to a working capital deficiency of $344,000 at June 30, 1998, and $769,000 at December 31, 1997. However, had the conversion of subordinated notes payable into common stock, which was completed on November 1, 1998, been reflected in the Balance Sheet as of September 30, 1998, the working capital deficiency would have been $40,000. This conversion eliminates principal payments of $712,500 and $237,500 for the years 1999 and 2000, respectively, and interest payments of $94,000 from November 1998 through December 1999.

Inventory at September 30, 1998 was $3,680,000, a decrease from $4,812,000 at December 31, 1997. Inventory at September 30, 1997 was $5,606,000. This reduction in inventory was achieved by management's efforts to reduce inventory costs combined with lower inventory needs related to reduced sales levels.



At September 30, 1998 the net amount due to the factor consisted of the following:

                      Receivables held by factor      $  7,191,000
                      Advances from factor              (6,976,000)
                      Open credit memos                   (260,000)
                                                      -------------
                                                      $    (45,000)
                                                      =============

In November 1998 the Company signed a one-year agreement with GE Capital First Factors to replace the current factor agreement that is scheduled to expire on December 31, 1998. Under the terms of this new factor agreement, the Company may borrow up to 90% of eligible trade accounts receivable, up to 60% of certain eligible inventory balances, and an additional $1,500,000 on a revolving basis.

The Company has a term loan payable to a bank. The principal balance of this loan was $1,120,000 on December 1997. The agreement previously required the loan to be paid off completely by July 1998. In July 1998, the loan agreement was amended and now requires that outstanding balance be paid in monthly installments through August 1999. These payments of the principal balance are $10,000 due on the last day of each month from July 1998 through January 1999, then $60,000 due on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance due on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of the amendment, all financial covenants were eliminated.

The Company is actively pursuing various options of providing for its long term liquidity needs and assuring its long term vitality including additional debt or equity financing, and possible mergers or other business combinations. However, there is no assurance that additional financing, if obtained, will be sufficient to sustain operations. Should management be unsuccessful, the Company may be required to restructure or curtail operations.

FOURTH QUARTER EXPECTATION

The Company expects sales volume in the fourth quarter of 1998 to be similar or slightly lower than the fourth quarter of 1997. However, the expected gross margin percentage in the fourth quarter of 1998 should be more comparable to the first nine months of 1998 rather than the fourth quarter of 1997. The Company expects to incur net losses for the fourth quarter and the fiscal year 1998, but not nearly to the extent of the losses in fiscal 1997.

ACQUISITION

During the fourth quarter of 1998, the Company entered into an agreement to purchase substantially of all the assets of ARC Manufacturing, Inc., consisting primarily of inventory and a license to use the trademark. Breaker Jeans, for approximately $920,000. The purchase agreement requires a series of payments beginning in November 1998, and continuing through approximately March 1999. This acquisition is not expected to have a material impact on the company's operating results for the fourth quarter 1998 or the fiscal year 1998.

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

The Company is in the process of evaluating the extent to which the Company is vulnerable to third parties' failure to address their own year 2000 issues. Those parties include customers, suppliers and other third party business partners. The Company has not yet completed a review process with respect to these third parties. As a result, the Company cannot determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's customers, suppliers and other business partners to remediate their own year 2000 issues. After this review process has been completed, the Company will be able to prepare contingency plans to prepare for the most reasonably likely worst case scenarios.

RECENTLY ISSUED PRONOUNCEMENTS

COMPREHENSIVE INCOME. The Company adopted Statement of Financial Accounting Standards (FAS) No. 130 Reporting Comprehensive Income on January 1, 1998. There were no differences between net earnings (loss) and comprehensive income as those terms are defined in FAS 130 for the three and nine month periods ending September 30, 1998.

SEGMENT REPORTING. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards Number 131, Disclosure about Segments of An Enterprise and Related Information (FAS 131). FAS 131 supersedes previous reporting requirements for reporting on segments of a business enterprise and is effective for the Company's fiscal year ending December 31, 1998. The Company plans to implement FAS 131 in connection with its 1998 fiscal year end reporting on Form 10-K. As FAS 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

START-UP ACTIVITIES. On April 3, 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Based on information currently available, the Company does not expect the adoption of SOP 98-5 to have a significant impact on its financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The adoption of FAS No. 133 may require the Company to modify its method for accounting for its interest rate hedging activities. Based on information currently available, the Company does not expect the adoption of FAS No. 133 to have a significant impact on its financial position or results of operations.

COMPUTER SOFTWARE. In 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company will adopt SOP 98-1 in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

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

VARIABILITY OF QUARTERLY RESULTS. The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel collections, (ii) the level of consumer acceptance of each new collection, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of customer orders, (v) the timing of expenditures in anticipation of changes in sales volume and customer delivery requirements, (vi) the weather and (vii) actions of competitors. In addition, the women's apparel business is highly seasonal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. However, significant increases in interest rates or contractions of credit could have a materially adverse effect on the Company's operations through its bank borrowings and factor contracts. Likewise, significant increases in the cost of the Company's labor or raw materials could have a materially adverse effect on the Company's operations.

Also see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 27, 1998, the Company issued subordinated notes payable to certain shareholders of the Company totaling $950,000. These notes called for interest (at 10% per annum) to be paid quarterly beginning April 30, 1998 and quarterly installments of principal commencing April 30, 1999. These notes were to mature on January 31, 2000 and are secured by the Company's interest in Airshop, Ltd.

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

On November 1, 1998, these notes were converted to common stock of the Company at $0.625 per share resulting in the issuance of 1,520,000 shares, the exercise price of the warrants was reduced to $0.625, and the expiration date of the warrants was extended to October 31, 2003. The price of the last trade of the Company's common stock on the AMEX prior to this conversion was $0.1875 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has an agreement with its factor, as more completely described in the Company's annual report on Form 10-K, that provides for advances to the Company of up to 100% of qualified accounts receivable plus a revolving loan facility. The Company was in default of certain restrictive covenants under this agreement from December 31, 1997 through March 31, 1998. On April 1, 1998, these defaults were waived by the factor, and the agreement was amended by revising these covenants for 1998. Under this revised agreement, the amount of the revolving loan available to the Company was increased to allow the Company to borrow up to $2,200,000 in addition to the advances against the total qualified receivables. This $2,200,000 amount was scheduled to reduce to $1,500,000 on July 1, 1998. This agreement was subsequently amended by extending the revolving loan facility at the $2,200,000 amount through December 31, 1998; the $2,200,000 amount is now scheduled to reduce to $1,500,000 on January 1, 1999. The Company is in default of certain restrictive covenants under this agreement as of September 30, 1998. The Company intends to repay its current factor by utilizing the agreement with its new factor, as described in the next paragraph.

In November 1998 the Company signed a one-year agreement with GE Capital First Factors to replace the current factor agreement described above that is scheduled to expire on December 31, 1998. Under the terms of this new factor agreement, the Company may borrow up to 90% of eligible trade accounts receivable, up to 60% of certain eligible inventory balances, and an additional $1,500,000 on a revolving basis.

In addition, the Company has a term loan payable to a bank. On December 31, 1997, the Company was in default of certain restrictive covenants under the loan agreement dated June 30, 1997. Subsequently, a new agreement was entered into effective January 21, 1998. On March 31, 1998, the Company was in default of certain restrictive covenants under this new agreement. On April 1, 1998, the bank agreed to waive the Company's compliance with those covenants through June 30, 1998. The revised agreement, which required the loan to be paid off completely by July 1998, was amended again in July 1998, and now requires that outstanding balance be paid in monthly installments through August 1999. Principal payments of $10,000 are due on the last day of each month from July 1998 through January 1999, then $60,000 due on the last day of each month from February 1999 through July 1999, with a final payment of any remaining unpaid principal balance due on August 31, 1999. Interest is due monthly in addition to these principal payments. Under the terms of the amendment, all financial covenants were eliminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

   a .Exhibits - The following is a list of exhibits filed as apart of this report.

Exhibit
Number                        Description
------- ---------------------------------------------------------------------

  3.1   Restated Articles of Incorporation of the Company. [3.1*] (3)

  3.2 Amendment to by-laws reducing the number of directors to seven.[3.2*](3)

  3.3   Restated by-laws of the Company. [3.3*](3)

  4.1   Form of stock certificate. [4.3*] (1)

  4.2 Underwriters' Warrant Agreement dated March 16, 1994, among the Company,H.J. Meyers & Co., Inc. and Sanders Morris Mundy Inc. [4.2*](2)

 10.1   Subordinated notes payable Conversion agreement

 10.2   ARC Manufacture Inc. Assets purchase agreement

 10.3   G.E. Capital First Factor Factoring agreement

 27. Financial Data Schedule. (Filed as part of the EDGAR (electronic) version of this report only.)
        -----------------------------
      * Indicates the exhibit number in the original filing.

       (1) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 1994.

       (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

       (3) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

    b. Reports on Form 8-K.

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                 JALATE, LTD.



November 13, 1998                 By:   /s/ VINTON W. BACON
                                        --------------------
                                            Vinton W. Bacon
                                            Chief Executive Officer and
                                            Chief Operating Officer



November 13, 1998                 By:   /s/ JOHN DIESENBRUCH
                                        ---------------------
                                            John Diesenbruch
                                            Vice President, Finance and
                                            Chief Financial Officer